Form 10-Q
period 2017-09-30
Tremont Mortgage Trust
filed 2017-11-14
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38199

Tremont Mortgage Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	82-1719041 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)
Registrant’s Telephone Number, Including Area Code 617-796-8317

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of November 13, 2017: 3,100,100

TREMONT MORTGAGE TRUST
FORM 10-Q
September 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
BALANCE SHEET
(amounts in thousands, except share data)
(unaudited)

September 30,
2017
Assets
Cash and cash equivalents	$61,954
Total assets	$61,954

Liabilities and Shareholders' Equity
Accounts payable and other liabilities	$75
Due to related persons	115
Total liabilities	190

Commitments and contingencies

Shareholders' Equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,100,100 shares issued and outstanding	31
Additional paid in capital	61,971
Cumulative net loss	(238)
Total shareholders’ equity	61,764
Total liabilities and shareholders' equity	$61,954

See accompanying notes.

TREMONT MORTGAGE TRUST
STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2017	June 1, 2017 (inception) through September 30, 2017
Interest Income:
Interest income from investments	$23	$23

Expenses:
General and administrative expenses	261	261
Net loss	$(238)	$(238)

Weighted average common shares outstanding - basic and diluted	438	330

Net loss per common share - basic and diluted	$(0.54)	$(0.72)

See accompanying notes.

TREMONT MORTGAGE TRUST
STATEMENT OF CASH FLOW
(dollars in thousands)
(unaudited)

June 1, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities
Net loss	$(238)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	75
Due to related persons	115
Net cash used in operating activities	(48)

Cash Flows from Financing Activities
Proceeds from issuance of common shares	62,002
Net cash provided by financing activities	62,002

Increase in cash and cash equivalents	61,954
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$61,954

See accompanying notes.

TREMONT MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying financial statements of Tremont Mortgage Trust, or TRMT, we, us or our, are unaudited. We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.
Note 2. Organization
We were organized as a real estate investment trust, or REIT, under Maryland law on June 1, 2017. On September 18, 2017, we sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our initial public offering, or our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, in a private placement. The aggregate proceeds from these sales were $62,000.

Note 3. Summary of Significant Accounting Policies
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Fair Value of Financial Instruments. The accompanying balance sheet includes the following financial instruments: cash, accounts payable and other liabilities and due to related persons. We consider the carrying values of cash, accounts payable and other liabilities and due to related persons to approximate the fair values of these financial instruments based on the short duration between origination of these instruments and their expected realizations.
Per Common Share Amounts. We calculate basic earnings per common share by dividing net loss by the weighted average number of our common shares outstanding during the period.
Note 4. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services”. In August 2015, the FASB provided for a one year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. We have evaluated ASU No. 2014-09 and related clarifying guidance issued by the FASB and determined that interest income and gains and losses on financial instruments are outside of its scope; therefore, we do not expect the adoption of ASU No. 2014-09 to have a material impact in our financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses than is currently required. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect that the adoption of ASU No. 2016-13 will increase our timing and carrying amounts for credit losses, but we are continuing to assess the potential impact our adoption of ASU No. 2016-13 will have in our financial statements.

TREMONT MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Shareholders' Equity
On September 18, 2017, we sold 2,500,000 of our common shares at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds from these sales were $62,000. We did not declare or pay any cash dividends on our common shares during the period from our inception (June 1, 2017) through September 30, 2017.
Note 6. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager. In connection with our IPO, we entered into a management agreement with our Manager, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We pay our Manager an annual base management fee that is equal to 1.5% of our “equity,” as defined. We pay this business management fee in cash quarterly in arrears. In addition, beginning in the fourth quarter of 2018, we may pay our Manager an incentive fee if it is earned under our management agreement. The incentive fee, if any, will be payable in cash quarterly in arrears. We also will be obligated to pay our Manager a termination fee in the event our management agreement is terminated by us without cause or by our Manager for a material breach by us. Pursuant to our management agreement, we recognized management fees of $32 for the period beginning on September 18, 2017, the date on which we entered into the agreement, through September 30, 2017. Our management fees are included in general and administrative expenses in our statements of operations.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by The RMR Group LLC, or RMR LLC, pursuant to a shared services agreement between our Manager and RMR LLC. We will reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. In addition, we will also pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its affiliates provide management services. For the period beginning on September 18, 2017, the date we entered into our management agreement, through September 30, 2017, we incurred shared service costs of $53 payable to our Manager as reimbursement for shared service costs it paid to RMR LLC, which amounts are included in general and administrative expenses in our statements of operations.
For further information about our management agreement with our Manager and RMR LLC’s shared services agreement with our Manager, please refer to the prospectus related to our IPO dated September 13, 2017, or our IPO Prospectus, which was filed with the Securities and Exchange Commission, or SEC, on September 15, 2017, including the sections captioned “Our Manager and our Management Agreement” and “Certain relationships and related person transactions - Our relationship with our Manager, RMR and other entities managed by RMR”. Our filings with the SEC, including our IPO Prospectus, are available at the SEC’s website at www.sec.gov.
Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of September 30, 2017, owned 600,100 of our common shares, or approximately 19.4% of our outstanding common shares. Our Manager has agreed to pay the initial organizational costs related to our formation and the other costs of our IPO, including the underwriting discounts and commissions; as of September 30, 2017, our Manager has incurred approximately $6,823 in such costs. Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.

TREMONT MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 6, Management Agreement with our Manager for further information regarding our management agreement with our Manager.
We and our Manager entered into a private placement purchase agreement concurrent with our IPO, pursuant to which our Manager acquired 600,000 of our common shares at a price of $20.00 per share, which was the same price at which we sold our common shares in our IPO. Under the private placement purchase agreement, we granted to our Manager certain demand and piggyback registration rights, subject to certain limitations, covering our common shares owned by our Manager.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. See Note 6, Management Agreement with our Manager for further information regarding these shared services arrangements.
For further information about these and certain other related person relationships and transactions, please refer to our IPO Prospectus, including the sections captioned “Our Manager and our Management Agreement” and “Certain relationships and related person transactions - Our relationship with our Manager, RMR and other entities managed by RMR”.
Note 8. Income Taxes
We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2017, and to maintain that qualification thereafter. We therefore expect to generally not be subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain requirements to qualify for taxation as a REIT for U.S. federal income tax purposes. However, we expect to be subject to income tax in certain states and local jurisdictions despite our qualification for taxation as a REIT for U.S. federal income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with the prospectus related to our initial public offering, or IPO, dated September 13, 2017, or our IPO Prospectus, which was filed with the Securities and Exchange Commission, or SEC, on September 15, 2017 and is accessible at the SEC’s website, www.sec.gov.

OVERVIEW (dollars in thousands, except per share data)
We are a real estate investment trust, or REIT, organized under Maryland law, that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values up to $75 million and transitional CRE as a commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. Although our primary focus is originating and investing in floating rate first mortgage loans of less than $50 million, our target investments also include subordinated mortgages, mezzanine loans and preferred equity interests in entities that own middle market and transitional CRE.
On September 18, 2017, we sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, pursuant to a private placement purchase agreement. The aggregate proceeds from these sales were $62,000.

We are externally managed by our Manager, which is an investment adviser registered with the SEC. Our Manager is owned by The RMR Group LLC, or RMR LLC, which is the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a management holding company listed on The Nasdaq Stock Market LLC under the symbol ‘‘RMR’’. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.

We intend to operate our business in a manner consistent with our intention to qualify for taxation as a REIT for U.S. federal income tax purposes, and to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

Factors Affecting Operating Results
We expect that the results of our operations will be affected by a number of factors and will primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results may also be impacted by general CRE market conditions and unanticipated defaults by our borrowers.
Credit Risk. We will be subject to the credit risk of our borrowers in connection with our investments. We will seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
Changes in Fair Value of our Assets. We expect to hold our investments generally as long term investments for their contractual terms. We will evaluate our investments for impairment periodically. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
Although we expect to hold our investments generally as long term investments, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our balance sheet, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be deferred and recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.
Availability of Leverage and Equity. We expect to use leverage to make additional investments that may increase our potential returns. We may not be able to obtain the amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be less than we currently expect. To grow our portfolio of investments, we may also seek to raise additional equity capital. Our access to additional equity capital will depend on many factors, and our ability to raise equity capital in the future cannot be predicted at this time.
Market Conditions. In light of current market conditions, we believe that we will be able to identify a large number of attractive financing opportunities by focusing on middle market and transitional CRE loans. We expect our primary focus will be originating and investing in floating rate first mortgage loans of less than $50 million. We believe that there is currently an imbalance in the CRE debt market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago. We also believe that this imbalance is especially pronounced for middle market and transitional CRE. We believe that this market dynamic creates an opportunity for alternative lenders, like us, to provide CRE debt financing to commercial property owners who in the past have obtained debt financing from historical CRE debt providers, such as banks and insurance companies.
Alternative CRE lenders, like us, generally are able to set their investment goals with significantly less regulatory constraints than historical CRE debt providers, such as banks and insurance companies. This allows alternative CRE lenders to create customized solutions to fit borrowers' specific business plans for the collateral properties. We believe that this flexibility affords alternative lenders, like us, a significant competitive advantage over regulated historical CRE debt providers, especially with regard to middle market and transitional CRE debt financing.
Although a large amount of capital has been raised recently by alternative CRE debt providers, most of this capital has been raised by a small number of firms. We believe that firms raising large amounts of capital generally target large loan investments in order to deploy the capital efficiently, and that most of the capital recently raised for CRE debt financing, including capital raised by many other commercial mortgage REITs, will be used for loan investments of greater than $50.0 million. We also believe that, since the 2008 global financial crisis, financial institutions and other historical CRE debt providers, such as banks and insurance companies, have increased their focus on investments in lower loan to value, or LTV, loans and in stabilized properties. We believe that this market dynamic has contributed to the current supply and demand imbalance for middle market and transitional CRE debt financing.
Changes in Market Interest Rates. With respect to our proposed business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) coupons on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher interest rates; and (d) refinancings by our borrowers to become more difficult and costly, negatively impacting refinancings as a source of repayment for our investments.
Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) coupons on our variable rate investments, if any, to reset, perhaps on a delayed basis, to lower interest rates; and (d) our borrowers' ability to refinance to become easier and more affordable, positively impacting our borrowers' ability to repay our investments.
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, will also be an important factor in determining our operating results. Generally, as the size of our portfolio grows, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.

Results of Operations (dollars in thousands)
As of September 30, 2017, we had not originated any loans or investments. Although we were formed on June 1, 2017, we did not commence operations until the closing of our IPO. The expenses we have incurred since our inception on June 1, 2017, and during the three months ended September 30, 2017, include management and shared service fees of $85, which is the pro rated amount of our management fees and reimbursements to our Manager from the date of our IPO, and other general and administrative expenses of $176. Our results of operations since our inception on June 1, 2017, and for the three months ended September 30, 2017, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of our future investment activities.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Pursuant to the JOBS Act, we have elected to delay the adoption of new or revised financial accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly owned companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources (dollars in thousands)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make expected future distributions to our shareholders and fund other business operating requirements. We will use significant cash to originate, purchase and invest in our target investments, repay principal and interest on our borrowings, make expected future distributions to our shareholders and fund other business operating requirements. We expect that our sources of cash flows will include payments of principal, interest and fees we receive on our investments, cash generated from our operating results, unused borrowing capacity, including repurchase agreements with banks that acquire senior interests in our investments which we are obligated to repurchase, bank loans or public or private issuances of debt or equity securities.
Cash Flows Used in Operating Activities. We have not yet originated any loans or investments. Our cash used in operating activities of $48 from our inception on June 1, 2017 through September 30, 2017 consisted of a net loss of $238, partially offset by amounts due to related persons of $115 and accounts payable and other liabilities of $75.
Cash Flows Used in Investing Activities. From our inception on June 1, 2017 through September 30, 2017, we did not use or receive any cash in investing activities.
Cash Flows from Financing Activities. From our inception on June 1, 2017 through September 30, 2017, our cash flows from financing activities primarily consisted of the $62,000 in aggregate proceeds from the sales of our common shares in our IPO and in a concurrent private placement.

Contractual Obligations and Commitments
We have a management agreement with our Manager to provide management services to us. See Note 6, Management Agreement with our Manager to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Inflation and Deflation
During the past several years there has been very little inflation in the U.S. economy. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has begun to raise interest rates modestly.
If inflation occurs, we believe it may have both positive and negative impacts upon our business. A positive impact of inflation on our business may be to increase the value of collateral for our existing loans, making the refinancing and repayment of principal easier for borrowers and reducing our risk of borrower defaults. A negative impact of inflation on our business may be to cause interest rates to rise, reducing the market value of any fixed rate loans we hold. A rise in interest rates may also make it more difficult for our borrowers to refinance loans in order to pay their obligations to us. Because we expect that a majority of our investments will require interest at variable rates and because we do not currently anticipate that there will be excessive inflation in the U.S. economy, we do not expect inflation to have a material impact upon our business for the reasonably foreseeable future thereafter.
We believe deflation will generally lower asset values, which would have a negative impact upon our business because it would cause collateral values to decline and increase the risk of our borrowers defaulting. However, we do not currently anticipate that the U.S. economy will experience deflation during the reasonably foreseeable future.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC pursuant to which we expect, during the first year of our operations, to reimburse our Manager approximately $1,500 for shared services costs; our Manager is our largest shareholder and at September 30, 2017 owned approximately 19.4% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC and ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc. Other companies to which RMR LLC or its subsidiaries provide management or advisory services have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Note 6, Management Agreement with our Manager and Note 7, Related Person Transactions to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our IPO Prospectus and our other filings with the SEC. Our filings with the SEC and copies of certain of our agreements with these related persons, including the management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which our Manager or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosures About Market Risk" in our IPO Prospectus. Our exposure to market risks has not changed materially from those set forth in our IPO Prospectus.
Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR OPERATING AND INVESTMENT TARGETS, GUIDELINES, INVESTMENT AND FINANCING STRATEGIES AND LEVERAGE POLICIES,

•	THE ABILITY OF OUR MANAGER TO LOCATE SUITABLE INVESTMENTS FOR US, MONITOR, SERVICE AND ADMINISTER OUR INVESTMENTS AND IMPLEMENT OUR INVESTMENT STRATEGY,

•	THE ORIGINATION, EXTENSION, EXIT, PREPAYMENT OR OTHER FEES WE MAY EARN,

•	YIELDS THAT MAY BE AVAILABLE TO US FROM MORTGAGES ON SPECIALIZED REAL ESTATE,

•	THE LENGTH AND OTHER TERMS OF OUR LOANS,

•	THE ABILITY AND WILLINGNESS OF OUR BORROWERS TO REPAY OUR LOANS AND INVESTMENTS,

•	OUR EXPECTED OPERATING RESULTS,

•	THE AMOUNT AND TIMING OF ANY CASH FLOWS WE MAY RECEIVE FROM OUR INVESTMENTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR PROJECTED LEVERAGE,

•	OUR ABILITY TO OBTAIN FINANCING TO ENABLE US TO USE LEVERAGE TO MAKE ADDITIONAL INVESTMENTS THAT MAY INCREASE OUR POTENTIAL RETURNS,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR ABILITY TO MAINTAIN OUR EXEMPTION FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED,

•	OUR UNDERSTANDING OF OUR COMPETITION AND OUR ABILITY TO COMPETE AND EXECUTE ON OUR STRATEGY AND THE OPPORTUNITIES WE BELIEVE MAY EXIST FOR OUR BUSINESS,

•	THE CREDIT QUALITIES OF BORROWERS,

•	MARKET TRENDS IN OUR INDUSTRY, INTEREST RATES, REAL ESTATE VALUES, THE DEBT SECURITIES MARKETS OR THE GENERAL ECONOMY, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE U.S. ECONOMY GENERALLY OR IN SPECIFIC GEOGRAPHIC REGIONS ON US AND OUR BORROWERS,

•	THE IMPACT OF CHANGES IN THE COMMERCIAL REAL ESTATE INDUSTRY,

•	CHANGES IN THE AVAILABILITY, SOURCING AND STRUCTURING OF CRE LENDING,

•	THE IMPACT OF CHANGES IN INTEREST RATES ON OUR FINANCIAL RESULTS,

•	THE VOLATILITY OF THE MARKETS,

•	DEFAULTS BY BORROWERS ON OUR LOANS,

•	CHANGES IN GOVERNMENTAL REGULATIONS, TAX LAWS AND RATES AND SIMILAR MATTERS (INCLUDING INTERPRETATION THEREOF),

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, RMR LLC AND OTHERS AFFILIATED WITH THEM, AND

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.
FOR EXAMPLE:

•	WE HAVE NO OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY OR GENERATE SUFFICIENT REVENUE TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•	COMPETITION MAY LIMIT OUR ABILITY TO MAKE DESIRABLE INVESTMENTS,

•
THE VALUE OF OUR LOANS WILL DEPEND ON OUR BORROWERS’ ABILITY TO GENERATE CASH FLOW FROM OPERATING THE PROPERTIES THAT ARE OUR COLLATERAL. OUR BORROWERS MAY NOT HAVE SUFFICIENT CASH FLOW TO REPAY OUR LOANS ACCORDING TO THEIR TERMS,

•	PREPAYMENT OF OUR LOANS MAY ADVERSELY AFFECT THE VALUE OF OUR INVESTMENT PORTFOLIO AND CAUSE US TO REDUCE THE DISTRIBUTIONS WE PAY TO OUR SHAREHOLDERS,

•	LOANS SECURED BY PROPERTIES IN TRANSITION INVOLVE A GREATER RISK OF LOSS THAN LOANS SECURED BY STABILIZED PROPERTIES,

•	NEITHER OUR MANAGER NOR RMR LLC HAS EXPERIENCE MANAGING A MORTGAGE REIT,

•	WE MAY INCUR SIGNIFICANT DEBT, AND OUR GOVERNING DOCUMENTS CONTAIN NO LIMIT ON THE AMOUNT OF DEBT WE MAY INCUR,

•	WE ARE DEPENDENT ON OUR MANAGER, ITS AFFILIATES AND THEIR PERSONNEL. WE MAY BE UNABLE TO FIND SUITABLE REPLACEMENTS IF OUR MANAGEMENT AGREEMENT IS TERMINATED,

•	WE MAY NOT SUCCEED IN INCREASING THE SIZE OF OUR PORTFOLIO OR ITS DIVERSIFICATION OR IN ACHIEVING ECONOMIES OF SCALE,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, RMR LLC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
OUR INTENTION TO REMAIN EXEMPT FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, IMPOSES LIMITS ON OUR OPERATIONS, AND WE MAY FAIL TO REMAIN EXEMPT FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, AND

•	OUR FAILURE TO QUALIFY OR REMAIN QUALIFIED FOR TAXATION AS A REIT COULD HAVE SIGNIFICANT ADVERSE CONSEQUENCES.
CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ACTS OF TERRORISM OR NATURAL DISASTERS.
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.
EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY
THE ARTICLES OF AMENDMENT AND RESTATEMENT OF TREMONT MORTGAGE TRUST, A COPY OF WHICH, TOGETHER WITH ANY AMENDMENTS OR SUPPLEMENTS THERETO, IS DULY FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME TREMONT MORTGAGE TRUST REFERS TO THE TRUSTEES COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY. NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF TREMONT MORTGAGE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, TREMONT MORTGAGE TRUST. ALL PERSONS OR ENTITIES DEALING WITH TREMONT MORTGAGE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF TREMONT MORTGAGE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our IPO Prospectus, which was filed with the SEC on September 15, 2017 and is accessible at the SEC’s website, www.sec.gov.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
On September 18, 2017, we sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds from these sales were $62 million.

There has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus. As described in our IPO Prospectus, we intend to use the proceeds primarily for originating and investing in floating rate first mortgage loans, subordinated mortgages, mezzanine loans, or preferred equity interests in entities that own middle market and transitional CRE. Prior to the time we have fully used the proceeds to make investments in our target investments, we may fund some or all of our quarterly distributions out of the proceeds.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
10.1
Private Placement Purchase Agreement, dated as of September 13, 2017, by and between the Company and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)

10.2
Management Agreement, dated as of September 18, 2017, among the Company, Tremont Realty Advisors LLC and, solely in respect to Section 29 thereof, The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)

10.3	2017 Equity Compensation Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 dated November 9, 2017.)
10.4	Form of Share Award Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)
10.5	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)
10.6	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statements of Operations, (iii) the Statement of Cash Flow and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman Chief Executive Officer
Dated: November 14, 2017

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 14, 2017