Form 10-K
period 2017-12-31
Tremont Mortgage Trust
filed 2018-02-22
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38199
 Tremont Mortgage Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	82-1719041 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-796-8317
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common stock, $0.01 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of the registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of February 21, 2018: 3,126,439
References in this Annual Report on Form 10-K to the Company, TRMT, we, us or our mean Tremont Mortgage Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR OPERATING AND INVESTMENT TARGETS, GUIDELINES, INVESTMENT AND FINANCING STRATEGIES AND LEVERAGE POLICIES,

•	THE ABILITY OF TREMONT REALTY ADVISORS LLC, OR OUR MANAGER, TO LOCATE SUITABLE INVESTMENTS FOR US, MONITOR, SERVICE AND ADMINISTER OUR INVESTMENTS AND IMPLEMENT OUR INVESTMENT STRATEGY,

•	THE ORIGINATION, EXTENSION, EXIT, PREPAYMENT OR OTHER FEES WE MAY EARN,

•	YIELDS THAT MAY BE AVAILABLE TO US FROM MORTGAGES ON SPECIALIZED REAL ESTATE,

•	THE LENGTH AND OTHER TERMS OF OUR LOANS,

•	THE ABILITY AND WILLINGNESS OF OUR BORROWERS TO REPAY OUR LOANS AND INVESTMENTS IN A TIMELY MANNER OR AT ALL,

•	OUR EXPECTED OPERATING RESULTS,

•	THE AMOUNT AND TIMING OF ANY CASH FLOWS WE MAY RECEIVE FROM OUR INVESTMENTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

•	OUR PROJECTED LEVERAGE,

•	OUR ABILITY TO OBTAIN AND MAINTAIN FINANCING TO ENABLE US TO USE LEVERAGE TO MAKE ADDITIONAL INVESTMENTS OR TO INCREASE OUR POTENTIAL RETURNS,

•	THE COST AND AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	OUR ABILITY TO MAINTAIN OUR EXEMPTION FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, OR THE INVESTMENT COMPANY ACT,

•	OUR UNDERSTANDING OF OUR COMPETITION AND OUR ABILITY TO COMPETE,

•	OUR ABILITY TO CARRY OUT OUR BUSINESS STRATEGY AND THE OPPORTUNITIES WE BELIEVE MAY EXIST FOR OUR BUSINESS,

•	THE CREDIT QUALITIES OF BORROWERS,

•	MARKET TRENDS IN OUR INDUSTRY, INTEREST RATES, REAL ESTATE VALUES, THE DEBT SECURITIES MARKETS OR THE GENERAL ECONOMY, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY, THE COMMERCIAL REAL ESTATE INDUSTRY AND THE CAPITAL MARKETS ON US AND OUR BORROWERS,

•	COMPETITION WITHIN THE COMMERCIAL REAL ESTATE LENDING INDUSTRY,

•	CHANGES IN THE AVAILABILITY, SOURCING AND STRUCTURING OF COMMERCIAL REAL ESTATE LENDING,

•	DEFAULTS BY BORROWERS ON OUR LOANS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, THE RMR GROUP LLC, OR RMR LLC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	WE HAVE A LIMITED OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY OR GENERATE SUFFICIENT REVENUE TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•
WE PLAN TO DECLARE AND PAY OUR FIRST DISTRIBUTION TO OUR SHAREHOLDERS AFTER WE FULLY INVEST THE CAPITAL RAISED IN OUR INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT. HOWEVER, WE MAY NOT DECLARE ANY DISTRIBUTION TO OUR SHAREHOLDERS IN THE FUTURE AND, IF AND AFTER OUR FIRST DISTRIBUTION IS DECLARED AND PAID, ANY DISTRIBUTIONS DECLARED AND PAID THEREAFTER MAY DECLINE,

•	COMPETITION MAY LIMIT OUR ABILITY TO MAKE DESIRABLE INVESTMENTS,

•
THE VALUE OF OUR LOANS WILL DEPEND UPON OUR BORROWERS’ ABILITY TO GENERATE CASH FLOW FROM OPERATING THE PROPERTIES THAT ARE OUR COLLATERAL. OUR BORROWERS MAY NOT HAVE SUFFICIENT CASH FLOW TO REPAY OUR LOANS ACCORDING TO THEIR TERMS, WHICH MAY RESULT IN DELINQUENCY AND FORECLOSURE ON OUR LOANS,

•	PREPAYMENT OF OUR LOANS MAY ADVERSELY AFFECT THE VALUE OF OUR INVESTMENT PORTFOLIO AND OUR ABILITY TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•	LOANS SECURED BY PROPERTIES IN TRANSITION INVOLVE A GREATER RISK OF LOSS THAN LOANS SECURED BY STABILIZED PROPERTIES,

•	OUR MANAGER'S AND RMR LLC'S ONLY EXPERIENCE MANAGING OR SERVICING A MORTGAGE REIT IS WITH RESPECT TO US, AND WE HAVE ONLY RECENTLY COMMENCED OPERATIONS,

•	WE MAY INCUR SIGNIFICANT DEBT, AND OUR GOVERNING DOCUMENTS CONTAIN NO LIMIT ON THE AMOUNT OF DEBT WE MAY INCUR,

•
CONTINUED AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER REPURCHASE FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•
FINANCING FOR FLOATING RATE MORTGAGES AND OTHER RELATED ASSETS THAT WE MAY SEEK TO SELL PURSUANT TO OUR MASTER REPURCHASE FACILITY IS SUBJECT TO APPROVAL BY THE LENDER UNDER OUR MASTER REPURCHASE FACILITY WHICH MAY NOT BE OBTAINED,

•	ACTUAL COSTS UNDER OUR MASTER REPURCHASE FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH OUR MASTER REPURCHASE FACILITY,

•
OUR ABILITY TO OBTAIN FINANCING UNDER OUR MASTER REPURCHASE FACILITY IS CONTINGENT UPON OUR ABILITY TO EFFECTIVELY ORIGINATE INVESTMENTS. HOWEVER, WE CANNOT ASSURE THAT WE WILL BE ABLE TO USE OUR MASTER REPURCHASE FACILITY AS WE EXPECT OR EFFECTIVELY ORIGINATE INVESTMENTS IN THE NEAR FUTURE OR AT ALL,

•	WE ARE DEPENDENT UPON OUR MANAGER, ITS AFFILIATES AND THEIR PERSONNEL. WE MAY BE UNABLE TO FIND SUITABLE REPLACEMENTS IF OUR MANAGEMENT AGREEMENT IS TERMINATED,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, RMR LLC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
OUR INTENTION TO REMAIN EXEMPT FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT IMPOSES LIMITS ON OUR OPERATIONS, AND WE MAY FAIL TO REMAIN EXEMPT FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT, AND

•	OUR FAILURE TO QUALIFY OR REMAIN QUALIFIED FOR TAXATION AS A REIT COULD HAVE SIGNIFICANT ADVERSE CONSEQUENCES.
CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ACTS OF TERRORISM OR NATURAL DISASTERS.
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

TREMONT MORTGAGE TRUST
2017 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. We focus on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values up to $75.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017, and to maintain such qualification thereafter.
We completed our initial public offering, or IPO, on September 18, 2017. We sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, in a private placement. The aggregate proceeds to us from these sales were $62.0 million. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including the underwriting discounts and commissions. Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is 617-796-8230.
Our Business and Growth Strategy
We believe that focusing on originating and investing in first mortgage loans secured by middle market and transitional CRE will provide us with opportunities to achieve higher returns relative to first mortgage loans secured by properties that have values greater than $75.0 million or stabilized properties. Although our primary focus is originating and investing in floating rate first mortgage loans of less than $50.0 million, our target investments will also include subordinated mortgages, mezzanine loans and preferred equity interests in entities that own middle market and transitional CRE.
We believe that there is currently an imbalance in the CRE debt financing market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago. We also believe that this imbalance is especially pronounced for middle market and transitional CRE. We believe that this market dynamic creates an opportunity for alternative lenders, like us, to provide CRE debt financing to commercial property owners who in the past have obtained debt financing from historical CRE debt providers, such as banks and insurance companies.
Alternative CRE lenders, like us, generally are able to set their investment goals with significantly less regulatory constraints than historical CRE debt providers, such as banks and insurance companies. This allows alternative CRE lenders to create customized solutions to fit borrowers’ specific business plans for the collateral properties. We believe that this flexibility affords alternative lenders, like us, a significant competitive advantage over regulated historical CRE debt providers, especially with regard to middle market and transitional CRE debt financing.
Although a large amount of capital has been raised recently by alternative CRE debt providers, most of this capital has been raised by a small number of firms. We believe that firms raising large amounts of capital generally target large loan investments in order to deploy the capital efficiently, and that most of the capital recently raised for CRE debt financing, including capital raised by many other commercial mortgage REITs, will be used to target loan investments of greater than $50.0 million. We also believe that, since the 2008 global financial crisis, financial institutions and other historical CRE debt providers, such as banks and insurance companies, have increased their focus on investments in lower loan to value, or LTV, loans and in stabilized properties. We believe that this market dynamic has contributed to the current supply and demand imbalance for middle market and transitional CRE debt financing.
We believe that alternative lenders, like us, may be well positioned to lend to private equity sponsors of CRE transactions and to refinance loans maturing over the next few years, because we are able to provide more flexible and creative loan terms than more heavily regulated financial institutions and many other CRE debt providers.
Our business and growth strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot assure that our business and growth strategies will be successful.

Our Investment and Leverage Strategies
Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns on our investments. To this end, the first mortgage loans that we plan to target for origination and investment will generally have the following characteristics:

•	principal balances of less than $50.0 million;

•	stabilized LTV ratios of 75% or less;

•	terms of five years or less;

•	floating interest rates tied to LIBOR, with premiums of 400 to 700 basis points over LIBOR;

•	limited recourse to sponsors and secured by middle market and transitional CRE across the United States; and

•	equity owned by well capitalized sponsors with experience in the relevant real estate property type.
We believe that our investment strategy will be successful in the current market environment. However, to capitalize on investment opportunities at different times in the economic and CRE investment cycle, we may change our investment strategy. We believe that the flexibility of our investment strategy and the experience and resources of our Manager, will allow us to take advantage of changing market conditions to preserve capital and generate attractive risk adjusted returns on our investments.
In order to seek to increase the returns on our investments, we plan to employ both direct and structural leverage on our first mortgage loan investments which we expect generally will not exceed, on a debt to equity basis, a ratio of 3-to-1. We expect our initial direct leverage will come from repurchase facilities for which we may pledge whole first mortgage loans as collateral. Structural leverage will involve the sale of senior interests in first mortgage loans, such as A-Notes, to third parties and our retention of B-Notes and other subordinated interests in the loans.
Our investment and leverage strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot assure that our investment or leverage strategies will be successful.
Our Financing Policies
To maintain our qualification for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to fund our loan originations or investments or to repay our debts. Instead, we expect to fund our loan originations or investments or to repay our debts by utilizing our master repurchase facility or other future financing arrangements, issuing equity or debt securities or using retained cash from operations that may exceed any distributions we make. We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
On February 9, 2018, one of our wholly owned subsidiaries entered into a master repurchase agreement, or our master repurchase agreement, with Citibank, N.A., or Citibank, for a $100.0 million master repurchase facility, or our master repurchase facility, which we may use to leverage our financing transactions. Our master repurchase facility has a three year term and permits advancement of up to 75% of whole loan amounts. Interest on advancements under our master repurchase facility will be calculated at floating rates based on LIBOR plus a premium of 200 to 250 basis points. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Our Investment and Financing Liquidity and Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Competition
The financial services industry and CRE markets are highly competitive. We compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that our Manager, The RMR Group LLC, or RMR LLC, or their affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.
For additional information about competition and other risks associated with our business, see “Risk Factors - Competition may limit our ability to make desirable investments” in this Annual Report on Form 10-K.
Our Manager and RMR LLC
Our Manager, Tremont Realty Advisors LLC, is an SEC registered investment adviser that is owned by RMR LLC, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on The Nasdaq Stock Market LLC, or the Nasdaq, under the symbol ‘‘RMR’’. We collectively refer to RMR Inc. and its consolidated subsidiaries, including RMR LLC, as ‘‘RMR’’.
In 2016, RMR LLC acquired substantially all of the business of Tremont Realty Capital, LLC and its affiliates, a business that was based in Boston, MA and specialized in middle market CRE finance, which we refer to as the Tremont business. In connection with this acquisition, 16 real estate finance professionals, including loan originators in six offices around the United States, joined RMR. Tremont’s senior professionals average over 25 years of CRE credit and capital markets experience, and most of these individuals have been working together since the Tremont business was founded in 2000. Since its founding, under the management of three senior executives who are now senior executives of our Manager, the Tremont business has originated for its clients over 440 real estate financing transactions totaling approximately $4.8 billion, primarily composed of middle market CRE loans, for properties located across the United States.
RMR is an alternative asset management company that was founded in 1986 to manage investments in real estate and real estate related businesses. As of December 31, 2017, RMR had approximately $30.0 billion of CRE and related assets under management, including investments by RMR clients in over 1,400 properties. Most of the CRE assets under management by RMR are middle market properties owned by five publicly traded equity REITs that are managed by RMR, or the Managed REITs: Hospitality Properties Trust (Nasdaq: HPT); Senior Housing Properties Trust (Nasdaq: SNH); Select Income REIT (Nasdaq: SIR); Government Properties Income Trust (Nasdaq: GOV); and Industrial Logistics Properties Trust (Nasdaq: ILPT). RMR also provides management services to other publicly and privately owned businesses, including two publicly and one privately owned real estate related operating companies: TravelCenters of America LLC (Nasdaq: TA); Five Star Senior Living Inc. (Nasdaq: FVE); and Sonesta International Hotels Corporation, or Sonesta. An SEC registered investment adviser subsidiary of RMR different from our Manager provides investment advisory services to RMR Real Estate Income Fund (NYSE American: RIF), a closed end investment company which primarily invests in securities of REITs that are not managed by RMR.
We believe that our Manager’s relationship with RMR provides us with a depth of market knowledge to identify more investment opportunities and to evaluate these opportunities better than many of our competitors, including other commercial mortgage REITs. We also believe that RMR’s broad platform may provide us with access to RMR’s extensive network of real estate owners, operators, intermediaries, financial institutions and other real estate related professionals and businesses with whom RMR has historical relationships. Our Manager’s relationship with RMR may also provide us with significant experience and expertise in valuing and managing investments in middle market and transitional CRE.
As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Barry Portnoy, Chairman; Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. David M. Blackman is also one of our executive officers. Mr. Blackman and other officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees
We have no employees. All services which would otherwise be provided to us by employees are provided to us by our Manager, which is a subsidiary of RMR LLC. As of February 1, 2018, RMR LLC had over 550 full time employees, including our Manager’s employees, in its headquarters and regional offices located throughout the United States.
Government Regulation
Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (a) regulate credit-granting activities; (b) establish maximum interest rates, finance charges and other charges; (c) require disclosures to customers; (d) govern secured transactions; (e) set collection, foreclosure, repossession and claims-handling procedures and other trade practices; (f) govern privacy of customer information; and (g) regulate anti-terror and anti-money laundering activities.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. While we expect that additional new regulations in these areas will be adopted and existing regulations may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or our results of operations or prospects.
Internet Website
Our internet website address is www.trmtreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees. are posted on our website and also may be obtained free of charge by writing to our Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@trmtreit.com. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than an entity (or other arrangement) treated as a partnership for federal income tax purposes or a U.S. shareholder.
If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT
Effective for our taxable year that ended December 31, 2017, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the IRC, and the discussion below assumes that we will make that election by timely filing our federal income tax return as a REIT for our 2017 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2017 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC. For periods ending before our 2017 taxable year as a REIT, we were at all times a noncorporate entity that for U.S. federal income tax purposes was not treated as separate from RMR LLC under regulations issued under Section 7701 of the IRC; accordingly, RMR LLC is responsible for any federal and state income tax liability or responsibilities for these periods.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends generally will not be entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally will be treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will be generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions will include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2017 taxable year, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from “prohibited transactions”–that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors - we will be subject to tax on this income at a 100% rate.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan as “foreclosure property,” as described in Section 856(e) of the IRC, we may thereby avoid both (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but in exchange for these benefits we will be subject to tax on the foreclosure property income at the highest regular corporate income tax rate.

•
If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•
If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “–Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
We do not intend to acquire or otherwise own assets or to conduct financing or other activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, except that we may own assets or conduct activities through a TRS such that no excess inclusion or similar income results for us and our shareholders. However, if we own assets or conduct activities contrary to this expectation–e.g., if we were to (a) acquire or otherwise own a residual interest in a real estate mortgage investment conduit, or a REMIC, or (b) sponsor a non-REMIC collateralized mortgage pool to issue multiple class debt instruments related to the underlying mortgage loans, in each case other than through a TRS–then a portion of our income will be treated as excess inclusion income and a portion of the dividends that we pay to our shareholders will also be considered to be excess inclusion income. Generally, a shareholder’s dividend income from a REIT corresponding to the shareholder’s share of the REIT’s excess inclusion or similar income: (a) cannot be offset by any net operating losses otherwise available to the shareholder; (b) is subject to tax as "unrelated business taxable income" as defined by Section 512 of the IRC, or UBTI, in the hands of most types of shareholders that are otherwise generally exempt from federal income tax; and (c) results in the application of federal income tax withholding at the maximum statutory rate of 30% (and any otherwise available rate reductions under income tax treaties do not apply). IRS guidance indicates that if we were to generate excess inclusion or similar income, then that income would be allocated among our shareholders in proportion to our dividends paid. Even so, the manner in which this income would be allocated to dividends attributable to a taxable year that are not paid until a subsequent taxable year (or to dividends attributable to a portion of a taxable year when no assets or operations were held or conducted that produced excess inclusion or similar income), as well as the manner of reporting these special tax items to shareholders, is not clear under current law, and there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion or similar income required to be taken into account by one or more of our shareholders could be significantly increased.
In addition, if we own a residual interest in a REMIC, we will be taxed at the highest corporate income tax rate on the percentage of our excess inclusion income that corresponds to the percentage of our shares of beneficial interest that are held in record name by “disqualified organizations”. Although the law is unsettled, the IRS asserts that similar rules apply to a REIT that generates income similar to excess inclusion income as a result of owning specified non-REMIC collateralized mortgage pools. If we become subject to tax on excess inclusion or similar income as a consequence of one or more “disqualified organizations” owning our shares, we are entitled under our declaration of trust (but not required) to reduce the amount of distributions that we pay to those shareholders whose ownership gives rise to the tax liability. If we do not specifically allocate this tax burden to the applicable shareholders, then as a practical matter it will be borne by us and all of our shareholders. Disqualified organizations include: (a) the United States; (b) any state or political subdivision of the United States; (c) any foreign government; (d) any international organization; (e) any agency or instrumentality of any of the foregoing; (f) any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the IRC, that is exempt both from income taxation and from taxation under the UBTI provisions of the IRC; and (g) any rural electrical or telephone cooperative. To the extent that our shares owned by disqualified organizations are held in street name by a broker-dealer or other nominee, the IRS asserts that the broker-dealer or nominee is liable for a tax at the highest corporate income tax rate on the portion of our excess inclusion or similar income allocable to the shares held on behalf of the disqualified organizations. A regulated investment company or other pass-through entity owning our shares would, according to the IRS, also be subject to tax at the highest corporate income tax rate on any excess inclusion or similar income from us that is allocated to their record name owners that are disqualified organizations.
In sum, although we do not intend to own assets or conduct activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, tax-exempt investors, foreign investors, taxpayers with net operating losses, regulated investment companies, pass-through entities and broker-dealers and other nominees should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in or hold our shares.

REIT Qualification Requirements
General Requirements. Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)	that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)
that is not “closely held,” meaning that during the last half of each taxable year not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);

(7)	that does not have (and has not succeeded to) the post-December 7, 2015 tax-free spin-off history proscribed by Section 856(c)(8) of the IRC; and

(8)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) must be met during a REIT’s first taxable year. Although we cannot be sure, we believe that we have met conditions (1) through (8) during each of the requisite periods commencing with our first taxable year, and that we will continue to meet these conditions in our current and future taxable years.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.
The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (7), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We may invest in one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
Our TRSs are taxed as C corporations that are separate from us, and their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or potentially eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. The 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT or the REIT’s tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
As discussed above, we may utilize a TRS to own assets or conduct activities that would otherwise result in excess inclusion income for us and our shareholders.

Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property (generally including commercial mortgage-backed securities, or CMBS), amounts (other than amounts the determination of which depends in whole or in part on the income or profits of any person) received or accrued as consideration for entering into agreements (i) to make loans secured by mortgages on real property or on interests in real property or (ii) to purchase or lease real property (including interests in real property and interests in mortgages on real property), income derived from a REMIC in proportion to the real estate assets held by the REMIC (unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC), income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.
Interest Income. Interest income that we receive will satisfy the 75% gross income test (as described above) to the extent that it is derived from a loan that is adequately secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan). If a loan is secured by both real property and other property (to the extent such other property is not treated as real property as described above), and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan, determined as of (a) the date we agreed to acquire or originate the loan or (b) as discussed further below, in the event of a “significant modification,” the date we modified the loan, then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property will not be qualifying income for purposes of the 75% gross income test, but may be qualifying income for purposes of the 95% gross income test. Although we cannot be sure, we expect that the interest, original issue discount, and market discount income that we will receive from our mortgage related assets will generally be qualifying income for purposes of both the 75% and 95% gross income tests.
If we receive contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (a “shared appreciation provision”), then the income attributable to the participation feature will be treated as gain from the sale of the underlying real property and will satisfy both the 75% and 95% gross income tests provided that the property is not held by the borrower as inventory or dealer property. Interest income that we receive from a mortgage loan in which all or a portion of the interest income payable is contingent on the earnings of the borrower will generally be qualifying income for purposes of both the 75% and 95% gross income tests if it is based upon the gross receipts or sales, and not the net income or profits, of the borrower. This limitation does not apply, however, where the borrower leases substantially all of its interest in the property to tenants or subtenants, to the extent that the rental income derived by the borrower or lessee, as the case may be, would qualify as “rents from real property,” as described below under “—Rents from Real Property”, had we earned the income directly.
We may invest in CMBS or specified securities backed by mortgages and issued by government sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank (such government issued securities, “agency securities”) that are either pass-through certificates or collateralized mortgage obligations. We expect that the CMBS and agency securities will be treated either as interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from our CMBS and agency securities will be qualifying income for the 95% gross income test. In some circumstances, payments we receive with respect to CMBS that we own may be made by affiliated entities pursuant to credit enhancement provided by those entities. We believe that any such payments constituting gross income to us will be qualifying income for purposes of both the 75% and 95% gross income tests, but we cannot be sure that the IRS will agree with that characterization of such payments. In the case of CMBS treated as interests in grantor trusts, we will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans will be qualifying income for purposes of the 75% gross income test to the extent that such loans are secured by real property or interests in real property, as discussed above. In the case of CMBS or agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be qualifying income for purposes of both the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC regular interests are benefitted by interest swap or cap contracts or other derivative instruments that could produce some nonqualifying income for the holder of the REMIC regular interests. Although we cannot be sure, we expect that our income from mortgage related securities will generally be qualifying income for purposes of both the 75% and 95% gross income tests.
We may invest in mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a mortgage on the real property. Under IRS guidance, if a mezzanine loan meets specified safe harbor requirements, (a) the mezzanine loan will be treated by the IRS as a real estate asset for purposes of the asset tests described below, and (b) interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% income test. Although the IRS guidance provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We generally intend to structure our investments in mezzanine loans in a manner that complies with the requirements applicable to our qualification for taxation as a REIT, and as much as practicable with the IRS safe harbor requirements. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the IRS safe harbor, however, we cannot be sure that the IRS will not challenge the tax treatment of these loans.
There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for federal income tax purposes, and our preferred equity investments generally will be treated as equity for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan. As a result, we will not be treated as receiving interest income from the mezzanine loan, but rather we will be treated as receiving our proportionate share of the income of the entity that issued the mezzanine loan (including any income generated by the entity that does not satisfy the 75% and 95% gross income tests). Similarly, if the IRS successfully asserts that a preferred equity investment is debt for federal income tax purposes, then that investment may be treated as producing interest income that will be qualifying income for the 95% gross income test, but not for the 75% gross income test.
We may hold participation interests, including B-Notes, in mortgage loans and mezzanine loans. Such interests in an underlying loan are created by virtue of an agreement to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of this investment depends upon the performance of the underlying loan, and if the borrower defaults, then a participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan, and grants junior participations which absorb losses first in the event of a default by the borrower. Although we cannot be sure, we expect that the interest that we will receive from such investments will generally be qualifying income for purposes of both the 75% and 95% gross income tests.
We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, if the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year, and other requirements are met. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments that will secure the loan and that are to be constructed from the proceeds of the loan. Although we cannot be sure, we expect that the interest that we will receive from construction loans will generally be qualifying income for purposes of both the 75% and 95% gross income tests.
Fee Income. We expect to receive fee income in a number of circumstances, including from loans that we originate. Fee income, including prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for our entering or having entered into an agreement to make a loan secured by real property or an interest in real property and the fees are not determined by income and profits of the borrower. Other fees generally are not qualifying income for purposes of either gross income test. Fees earned by our TRSs are not included in computing the 75% and 95% gross income tests, and thus neither assist nor hinder our compliance with these tests.
Foreclosure Property. From time to time, we may find it necessary to foreclose on loans that we originate or acquire. In such instances, we intend to do so in a manner that maintains our qualification for taxation as a REIT and, if possible, minimizes our liability for foreclosure property income taxes, all as described below. As a general matter, we will not be considered to have foreclosed on a property if we merely take control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor.
Following a foreclosure, we will generate income that satisfies the 75% and 95% gross income tests if existing tenants at the real property or new tenants that we place at the property begin paying us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property”. Such qualifying rents will not be subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property”, we may find it useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. To the extent possible, our goal would be to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that our Manager, through RMR, is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.
In other circumstances where real property is reduced to possession after a foreclosure action, we may choose to treat such property as “foreclosure property” pursuant to Section 856(e) of the IRC. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.
For purposes of the 75% and 95% gross income tests, all income from the property will be qualifying income as long as the property qualifies as foreclosure property. In particular, any gain from the sale of the foreclosure property will be qualifying income for purposes of the 75% and 95% gross income tests and will be exempt from the 100% tax on gains from prohibited transactions described below under “—Prohibited Transactions”. But in exchange for these benefits, any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property”, which is our goal described above, then that rental income is not subject to the foreclosure property income tax.
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

We may have the option to foreclose on mortgage loans when a borrower is in default. The foregoing rules related to foreclosure property, and our goal to foreclose in a tax efficient manner when possible, could affect our decision of whether and when to foreclose on a particular mortgage loan.
Rents from Real Property. Rents received by us, if any, will qualify as “rents from real property” in satisfying the gross income requirements described above only if several conditions are met. If rent is partly attributable to personal property leased in connection with a lease of real property, the portion of the rent that is attributable to the personal property will not qualify as “rents from real property” unless it constitutes 15% or less of the total rent received under the lease. In addition, the amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. Moreover, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” from which we derive no revenue or through a TRS. We are permitted, however, to perform services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and which are not otherwise considered rendered to the occupant of the property. In addition, we may directly or indirectly provide noncustomary services to tenants of our properties without disqualifying all of the rent from the property if the payments for such services do not exceed 1% of the total gross income from the property. Finally, with the exception of specified rental arrangements with our TRSs (including in respect of lodging facilities or health care facilities), rental income will qualify as “rents from real property” only to the extent that we do not directly or constructively hold a 10% or greater interest, as measured by vote or value, in the lessee’s equity. We expect that all or substantially all the rents and related service charges that we may receive will be “rents from real property” and will to that extent be qualifying income for purposes of both the 75% and 95% gross income tests.
Prohibited Transactions. Other than sales of foreclosure property, any gain that we realize on the sale of property (including a deemed sale that occurs as a result of a “significant modification” of a debt investment) held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise intend to conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and

•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as “rents from real property” in accordance with the rules described above, cash and cash items, most interests in CMBS, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities, regular or residual interests in a REMIC (however, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate related assets under the federal income tax laws, determined as if we held such assets directly, we will be treated as holding directly our proportionate share of the assets of such REMIC), and any stock or debt instruments attributable to the temporary investment of new capital.

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
We believe that our holdings of securities and other assets comply with the foregoing asset tests, and we intend to monitor compliance on an ongoing basis. However, we have not obtained, and do not expect to obtain, independent appraisals to support our conclusions as to the value of our total assets, or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. As described above, the IRS has promulgated a safe harbor pursuant to which mezzanine loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% asset test, the 5% asset test and the 10% asset tests. We may make some mezzanine loans that do not qualify for that safe harbor and that do not qualify as “straight debt” securities or for one of the other exclusions from the definition of “securities” for purposes of the 5% asset test and 10% asset tests; nevertheless, we expect that these investments will not impact our ability to satisfy the applicable REIT asset tests.
As discussed above under “—Interest Income,” where a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (a) the date we agreed to acquire or originate the loan or (b) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a nonqualifying asset for purposes of the 75% asset test. The nonqualifying portion of such a loan would be subject to, among other requirements, the 5% asset test and the 10% asset tests. The IRS has promulgated a safe harbor under which it has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (a) the fair market value of the loan on the relevant quarterly REIT asset testing date; or (b) the greater of (i) the fair market value of the real property securing the loan on the relevant quarterly REIT asset testing date or (ii) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan. Moreover, pursuant to this IRS guidance, a REIT is not required to redetermine the fair market value of the real property securing a loan for purposes of the REIT asset tests in connection with a loan modification that is: (a) occasioned by a borrower default; or (b) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. It is unclear how the above safe harbors are affected by recent legislative changes that have liberalized the treatment of personal property as real property for various purposes under Section 856 of the IRC. It is possible that the safe harbor is improved in circumstances where a loan is secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and the personal property securing the loan. We have not invested in distressed mortgage loans and we do not currently intend to. If we do invest in distressed mortgage loans, we intend to invest in distressed mortgage loans in a manner consistent with maintaining our qualification for taxation as a REIT.
We have a master repurchase facility, and we may in the future obtain additional repurchase facilities, pursuant to which we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are subject to our master repurchase facilities, notwithstanding that we may transfer record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.
The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that intends to make periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)	the amount by which our noncash income (e.g., original issue discount on our mortgage loans) exceeds 5% of our “real estate investment trust taxable income”.
For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on foreclosure property income).
The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to the sum of the business interest income of such taxpayer for such taxable year and 30% of the taxpayer’s “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. We expect our income to predominantly consist of business interest income in amounts in excess of the net interest expense we will be required to pay or accrue. Accordingly, we do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our real estate investment trust taxable income.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
Due to timing differences between the actual receipt of cash and the inclusion of items of income by us for U.S. federal income tax purposes, it is possible that, from time to time, we may not have sufficient cash to meet our distribution requirements. For instance, we may experience these timing issues as a result of:

•	accrued market discount that we might recognize periodically if we acquire debt instruments at a discount in the secondary market;

•	taxable gain we might recognize if we “significantly modify” a distressed debt investment;

•	accrued original issue discount; or

•	accrued interest income with respect to debt instruments where the obligor defaults on payments to us.
Pursuant to December 2017 amendments to the IRC, we generally are required to accrue income no later than when it is taken into account on applicable financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or other assets, such as original issue discount or market discount, earlier than would otherwise be the case under the IRC, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after 2017 or, for debt instruments issued with original issue discount, for tax years beginning after 2018.

In addition, we may be required under the terms of indebtedness that we incur to use cash that we receive to make principal payments on that indebtedness, with the possible effect of recognizing income but not having a corresponding amount of cash available for distribution to our shareholders. It is also possible that our deductions for U.S. federal income tax purposes may accrue more slowly than, or will not otherwise correspond to, our cash expenditure outlays.
As a result of all these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, we may have substantial taxable income in excess of cash available for distribution. In that event, we may find it necessary or desirable to arrange for a taxable distribution paid in a mix of cash and our shares or to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of our shares or property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally will not be eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally will be taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)	our distributions designated as long-term capital gain dividends;

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property), net of the corporate income taxes thereon.
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.
If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates so that the designations will be proportionate among all outstanding classes of our shares.
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends will be eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10.0 million in any single year or $20.0 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2.0 million in any single year or $4.0 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.
Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities will not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.
For most non-U.S. investors, investment in a REIT that invests principally in mortgage loans and CMBS may not be the most tax efficient way to invest in such assets. That is because receiving distributions of income derived from such assets in the form of REIT dividends subjects most non-U.S. investors to withholding taxes that direct investment in those asset classes, and the direct receipt of interest and principal payments with respect to them, would not. The principal exceptions are foreign sovereigns and their agencies and instrumentalities, which may be exempt from withholding taxes on REIT dividends under the

IRC, and specified foreign pension funds or similar entities able to claim an exemption from withholding taxes on REIT dividends under the terms of a bilateral income tax treaty between their country of residence and the United States.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as the Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “–Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.
If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding.
Our shares will not constitute USRPIs if we are not, at relevant testing dates in the preceding five years, a “United States real property holding corporation”. Whether we are a United States real property holding corporation depends upon whether the fair market value of USRPIs owned by us equals or exceeds 50% of the sum of the fair market value of these interests, any interests in real estate outside of the United States, and our other trade and business assets. Because USRPIs do not generally include mortgage loans or mortgage backed securities, we do not expect to be a United States real property holding corporation, although we cannot be sure that we will not become one at some later date.
Even if we were to become a United States real property holding corporation in the future, we still expect that our shares would not be USRPIs because one or both of the following exemptions will be available at all times. First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. A person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate that we are less than 50% foreign owned at all relevant times.
Information Reporting, Backup Withholding, and Foreign Account Withholding
Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number;

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.
If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.
Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-

U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally will apply to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS
General Fiduciary Obligations
The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.
Fiduciaries of an ERISA Plan must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;

•	the investment is prudent in light of possible limitations on the marketability of our shares;

•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and

•	the investment is otherwise consistent with their fiduciary responsibilities.
Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.
Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets”. The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act.
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•
any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•
any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•	any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•	any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
RISKS RELATED TO OUR BUSINESS
We have not yet made any target investment.
We have not yet made any target investment, and if we fail to do so within a reasonable time or on acceptable terms, such failure may have a material adverse effect on our business, financial condition, results of operations, ability to qualify for taxation as a REIT, and ability to make or sustain distributions to our shareholders, and could cause the value of our securities to decline.
Until appropriate investments are identified, we may invest our capital in interest or dividend paying, short term investments that are consistent with our intention to qualify for taxation as a REIT under the IRC and maintain our exemption from registration under the Investment Company Act. These short term investments are expected to provide lower earnings than we will seek to achieve from our target investments.

We cannot assure our shareholders of our ability to make or sustain distributions to our shareholders, and any distributions that we make may constitute a return of capital to our shareholders.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. We intend to make distributions of all or substantially all of our REIT taxable income in each year. The timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our core earnings, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements of the IRC to remain qualified for taxation as a REIT under the IRC and restrictions under the laws of Maryland. Our ability to make or sustain distributions to our shareholders may be negatively impacted by adverse changes in our operating results.
We plan to declare and pay our first distribution to our shareholders after fully investing the capital raised in our IPO and concurrent private placement; however, we are not currently committed to any specific date when we will first declare and pay our first distribution or any subsequent distributions. If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may reduce the amount of distributions we pay or we may pay distributions to our shareholders with the proceeds of borrowings or other leverage that we may establish or from sales of our assets. The use of borrowings or sale proceeds for distributions could be dilutive to our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in their common shares.
Competition may limit our ability to make desirable investments.
Our profitability depends, in large part, on our ability to originate or acquire investments on attractive terms. In originating or acquiring our investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that our Manager, RMR LLC or their subsidiaries may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions. Some of these investors have raised, or may raise, significant amounts of capital and may have the same or similar investment objectives as we have. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we have. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, such as the U.S. Government or its agencies. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act. Some of our competitors may have higher risk tolerances or make different risk assessments than we do, which may allow them to consider a wider variety of investments or offer more aggressive pricing or other terms, for example, higher LTV ratios or lower interest rates than we are willing to offer or accept. In addition, recent and possible future changes in financial regulatory regime regulations and enforcement under the current U.S. presidential administration could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. As a result, desirable loans and investments in our target investments may become less available to us than we currently expect. In addition, reduced demand for CRE financing could increase competition for available investment opportunities. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations, and we cannot assure that we will be able to identify and originate loans or make investments that are consistent with our investment objectives.
Our ability to generate returns for our shareholders through our investment and financing strategies is subject to existing market conditions, and we may make significant changes to these strategies in response to changing market conditions, which could adversely impact our profitability and risk profile.
Our business goals are to preserve our capital and provide our shareholders attractive, risk adjusted returns, primarily by making distributions to our shareholders in amounts equal to our REIT taxable income. We intend to achieve these goals by originating and investing in target assets. In the future, we may, depending on prevailing market conditions, change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. We may make such changes at any time with the approval of our Board of Trustees but without the consent of our shareholders. Any future changes in our investment policies could adversely impact our profitability and risk profile.

The lack of liquidity in our investments may adversely affect our business.
Certain investments such as mortgages, B-Notes, mezzanine and other loans (including most loan participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after we have made them as a result of delinquencies or defaults, turbulent market conditions or the unavailability to borrowers of refinancing capital, which may make it more difficult for us to dispose of such investments at advantageous prices or in a timely manner. In addition, because most of the loans and securities we will invest in will not be registered under the federal securities laws, we are not able to transfer, sell, pledge or dispose of them except in transactions that are exempt from the registration requirements of, or otherwise in accordance with, those laws. Also, we may face other restrictions on our ability to liquidate an investment in a publicly traded business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. We expect many of our investments will be illiquid and, if we are required to liquidate or sell all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated.
While we intend to have a diverse portfolio of investments, we are not required to observe specific diversification criteria. Our investments may at times be concentrated in certain property types or in certain borrowers, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any property type, in certain borrowers or in any geographic region, the risks in our portfolio will be increased if there are adverse developments or greater risks affecting the particular concentration. Adverse market conditions in certain types of properties, affecting specific borrowers or in the areas where the properties securing or otherwise underlying our investments are located and local real estate conditions (such as oversupply or reduced demand in certain local markets) may have an adverse effect on our business, our financial condition or on our ability to make or sustain distributions to our shareholders.
Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties.
We may originate or acquire transitional or bridge loans to borrowers who are seeking shorter term capital to be used in acquisitions, construction or repositioning of properties. In a typical transitional loan, the borrower has usually identified a property that the borrower believes has been undermanaged or is located in a recovering market. If the borrower fails to improve the quality of the property’s management or the market in which the property is located fails to improve as expected, the borrower may not generate sufficient cash flow to make payments on or refinance the transitional loan, and we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of the borrowers’ inability to obtain refinancing to repay the transitional loans. Losses we suffer with respect to transitional loans could be material.
Our diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.
Prior to our making any investment, our Manager will conduct diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence, our Manager, in consultation with our Board of Trustees, may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. We rely principally upon our Manager’s personnel and the third party service providers, which they engage on our behalf in conducting diligence of our investment opportunities. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the investment type. Nonetheless, our diligence may not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria our Manager deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. If we underestimate the risks and potential losses associated with an investment we make, we may experience losses from the investment.
Prepayment of our loans may adversely affect the value of our investment portfolio and cause us to reduce the distributions we make to our shareholders.
Prepayment rates on our investments, where contractually permitted, will be influenced by changes in current interest rates, significant changes in the performance of underlying real estate assets and a variety of economic and other factors beyond our control. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods are likely to be reinvested by us in comparable assets at reduced yields. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. We may invest in loans and other assets secured or supported by transitional real estate assets; significant improvement in the performance of such assets may result in prepayments as other financing alternatives become available to the borrower. We expect to be entitled to fees upon the prepayment of our mortgage loans, although we cannot assure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income will be reduced, which will have a negative impact on our ability to make or sustain distributions to our shareholders.
A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.
We believe that the risks associated with our business will increase during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. For example, the severe economic downturn that began in 2008 limited the availability of real estate debt financing, made leveraged acquisitions and refinancing of real estate more difficult and caused real estate values generally to decline. Declining real estate values will likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of their real estate declines. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to originate or invest in loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.
The loans we originate or invest in are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
CRE loans and any other investments that we may make are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be adversely affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location, condition and design;

•	competition from comparable properties;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	changes in interest rates, and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
In the event of any default under any CRE mortgage loans held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (net of our costs to enforce our rights with respect to that collateral) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under applicable law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
We may need to foreclose on loans that are in default, which could result in losses.
We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower’s debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.
The CRE loans and other CRE related investments we seek to originate and invest in will expose us to risks associated with real estate investments generally.
We seek to originate and invest in CRE loans and other CRE related investments. Therefore, in addition to the risks discussed above, our business is subject to other risks associated with real estate investment, generally, including:

•	economic and market fluctuations;

•	political instability or changes;

•	changes in environmental, zoning and other laws;

•	casualty or condemnation losses;

•	regulatory limitations on rents;

•	decreases in property values;

•	changes in the appeal of properties to tenants;

•	changes in supply and demand for CRE properties and debt resulting from the recent growth in CRE debt funds or otherwise;

•	energy supply shortages;

•	various uninsured or uninsurable risks;

•	natural disasters;

•	changes in government regulations, such as rent control;

•	changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable;

•	increases in mortgage defaults;

•	increases in borrowing rates; and

•	negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.
We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on us. Market conditions relating to real estate debt investments have evolved since the global financial crisis, which has resulted in a modification to certain loan structures and/or market terms. Any future changes in loan structures or market terms may make it difficult for us to monitor and value our loans and other investments.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
We intend to elect and qualify for taxation as a REIT under the IRC commencing with our taxable year ending December 31, 2017 and to maintain that qualification thereafter. To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Risks of cost overruns and failure to complete renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns, construction risks, noncompletion risks and other risks. Estimates of the costs of property improvements may be inaccurate. Other risks may include delays in required approvals and leasing when the property is not completed on the borrower’s expected schedule. If there are cost overruns or improvements that are not completed in a timely manner, a borrower may experience a loss of cash flow and may not be able to make payments on our loans on a timely basis or at all.
Construction loans involve an increased risk of loss.
We may originate or acquire loans, which fund the construction of commercial properties. Construction lending generally involves a higher degree of risk than other types of real estate lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the leasing of the property to tenants after completion. If our borrowers fail to complete the construction of our collateral properties or experience cost overruns, our loans may be materially impaired. For example, an incomplete development property may have less value than the investment we have funded. In such circumstances, we may decide to fund development completion to reduce our losses or, alternatively, we may suffer a significant loss when we realize on the collateral of an unfinished development property.

Any credit ratings that may be assigned to our investments will be subject to possible revisions, and we cannot assure that those ratings will not be downgraded.
Some of our investments may be rated by credit rating agencies. Any credit ratings on our investments will be subject to ongoing evaluation by credit rating agencies, and we cannot assure that any such ratings will not be changed or withdrawn by a rating agency after they are issued. If a rating agency assigns a lower than expected rating or reduces or withdraws, or indicates that it may reduce or withdraw, its rating of any of our investments, the value of those investments could significantly decline, which could result in losses if we determine to sell these investments or the failure of the affected borrowers to refinance or otherwise satisfy their debt service obligations to us.
Investments in nonconforming and non-investment grade rated loans or securities will increase our risk of losses.
Some of our investments may not conform to conventional loan standards applied by traditional lenders, and many of our investments either may not be rated or may be rated as non-investment grade by rating agencies. The non-investment grade ratings for these assets typically result from the level of debt compared to the collateral value, the lack of a strong operating history for the properties that constitute the collateral, the borrowers’ credit history, the collateral properties’ weak cash flow or other factors. As a result, these investments have higher risks of defaults and losses than investment grade rated assets. There are no limits on the percentage of unrated or non-investment grade rated investments we may make.
B-Notes are subordinated and have individually negotiated terms, which may result in losses to us.
We may originate or acquire B-Notes. A B-Note is a mortgage loan typically (a) secured by a first mortgage on a single commercial property or group of related properties and (b) subordinated to an A-Note secured by the same first mortgage on the same collateral. The rights associated with the B-Note are subordinate to the rights associated with the A-Note. If the borrower whose mortgage is divided into an A-Note and a B-Note defaults, there may not be sufficient value in the collateral property remaining for B-Note holders after payment to the A-Note holders. Because each transaction is individually negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default vary from transaction to transaction. Losses we suffer investing in B-Notes could be material.
Subordinated and mezzanine loans involve greater risks of loss than first mortgage loans.
We may originate or acquire subordinated and mezzanine loans, which are loans secured by junior mortgages on the underlying collateral property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests in the entity that owns the interest in the entity owning the property. Subordinated loans have less priority and rights than senior or first mortgages. Mezzanine loans secured by a pledge of ownership interests in an entity are by their nature structurally subordinated to financings that are secured directly by the collateral property. Subordinated and mezzanine loans involve a higher degree of risk than first mortgage loans because they rank behind senior loans and may become unsecured as a result of foreclosure by senior lenders. In the event of a bankruptcy of an entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If borrowers default on our subordinated loans, mezzanine loans or debt senior to our loans, or in the event of borrowers’ bankruptcies, our subordinated loans and mezzanine loans will be satisfied only after the senior debts, and we may not recover some or all of our subordinated loans and mezzanine investments. In addition, subordinated loans and mezzanine loans may have higher LTV ratios than other CRE mortgage loans, resulting in less equity in the collateral properties and increasing the risk of loss of principal. Losses we suffer with respect to our subordinated loans and mezzanine loans could be material.
Any distressed loans or investments we make, or investments that later become non-performing, may subject us to losses and other significant risks.
While we expect that our investments will focus primarily on “performing” real estate loans, our investments may include distressed loans and investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans or debt securities) or some of our investments that become “non-performing” after we make them. From time to time, our investments may be secured by properties that are encumbered by large amounts of debt relative to their values and cash flows and, therefore, involve a high degree of default risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers are more likely to go into default than loans or securities of other borrowers. Investment in the loans secured by highly leveraged properties and loans to operationally troubled borrowers involves a high degree of credit risk.
In certain circumstances (e.g., in connection with a workout, restructuring or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend on our ability to effectuate loan modifications or restructure and improve the operations of our borrowers. Implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. We cannot assure that we will be able to implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time. Distressed loans may become subject to bankruptcy or other similar legal proceedings. In such proceedings, there is a possibility that we may incur substantial costs and total losses on our investments and, in certain circumstances, become subject to liabilities that may exceed the value of our original investments. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims legally subordinated or disallowed or may be found liable for damages suffered by the debtor and its related parties as a result of such actions. Bankruptcy and similar laws may delay our ability to realize on collateral for our loans, may adversely affect the economic terms and priority of our loans through legal doctrines such as equitable subordination or may result in a restructuring of our loans through principles such as the “cramdown” provisions of the bankruptcy laws. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept terms different than our original loan terms, including payment over an extended period of time. In addition, in certain circumstances, payments we have received may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws.
We may not have control over certain of our loans and investments.
Our ability to manage our investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire or retain investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•	acquire or retain only a minority and/or a non-controlling participation in an underlying investment;

•	pledge our investments as collateral for financing arrangements;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of a particular investment.
We may not be able to exercise control over all aspects of our investments. For example, our right to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have economic or business interests or goals that are inconsistent with ours, or may take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our partners or co-venturers.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments.

•
Changes in interest rates may affect our ability to make investments as well as borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on any fixed rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our investments, net of credit losses and our financing costs. Even when our investments and borrowings are match funded, the income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings.

•
Investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our master repurchase facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing any fixed rate debts we may have when they become due and our ability to make or sustain distributions to our shareholders.

We may be subject to lender liability claims and, if we are held liable under such claims, we could be subject to material losses.
A number of judicial decisions have created and upheld the rights of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure that such claims will not arise or that we will not be subject to significant liability and losses if claims of this type arise.
If the loans that we originate or acquire do not comply with applicable laws, we may be subject to material penalties.
Loans that we originate or acquire may be subject to U.S. federal, state or local laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Americans with Disabilities Act and local zoning laws. If we or our Manager fail to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a collateral property or to realize on obligations secured by a collateral property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us and our operations.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and, therefore, the valuation of collateral underlying CRE loans made by us, is inherently subjective due to, among other factors, the individual nature of each property, its location, its expected future rental revenues and the valuation methodology adopted. The valuations of our real estate assets may not be precise and may be based on assumptions and methodologies that are inaccurate. Our valuations of our collateral properties may be wrong and we may incur losses.
Insurance may not adequately cover losses.
Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be uninsurable or not economically insurable, or may be covered by insurance policies with limitations such as large deductibles or co-payments that property owners may not be able to pay. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to our collateral properties may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.
Liability relating to environmental matters may adversely impact the value of our investments.
Under various U.S. federal, state and local laws, an owner or operator of real property may be liable for environmental hazards at, or migrating from, its properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect our borrowers’ ability to refinance or sell, and the value of, our collateral. If an owner of property underlying one of our investments becomes liable for costs of removal of hazardous substances, the ability of the owner to make payments to us may be reduced. If we foreclose on a property underlying our investments, the presence of hazardous substances on the property may adversely affect our ability to sell the property and we may incur substantial remediation costs, causing us to experience losses.
Investments in CMBS and other structured finance investments pose additional risks, including the sensitivity of such investments to economic downturns, the illiquidity of such investments, the risk that the servicer or manager may take actions that could adversely affect our interests and the possibility that the CMBS market will be significantly affected by current or future regulation.
We generally do not expect to make investments in senior CMBS classes, but we may invest in CMBS and similar structured finance investments which are subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Such subordinated securities are the first, or among the first, to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. There is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower status CMBS or other similar securities because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be expected to become impaired.
Subordinate CMBS classes are generally not actively traded and are relatively illiquid investments, and volatility in the trading markets for those investments may cause their value to decline materially and fast. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CMBS and similar structured finance investments in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management of classes of existing series of CMBS or similar structured finance investments that we acquire. With respect to the management and servicing of these loans, the related special servicers or collateral managers may take actions that could adversely affect our interests.
The CMBS market may be significantly affected by current or future regulation. The risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which generally require a sponsor of a CMBS transaction to retain, directly or indirectly, at least 5% of the credit risk of the securitized assets collateralizing the CMBS, went into effect in December 2016. There remains general uncertainty as to how these requirements will be implemented and what their implementation will mean in practice. The impact of these requirements on the CMBS securitization market generally are uncertain and may result in many CMBS market participants ceasing origination of and investment in CMBS, a lack of liquidity in the CMBS market and increased costs in CMBS transactions. There may be little or no CMBS investment opportunities available to us and any opportunities that are available may be less attractive than CMBS opportunities previously available in the market.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our borrowers, could adversely impact the ability of our borrowers to make payments to us, and may cause the value of our assets or securities to decline.
RISKS RELATED TO OUR COMPANY
We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.
We were organized in June 2017 and have a limited operating history. Our ability to achieve our investment objectives depends on our ability to make investments that generate attractive, risk adjusted returns, as well as on our access to financing on acceptable terms. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. We cannot assure that we will be successful in making investments that satisfy our rate of return or other investment objectives or that we will be able to operate our business successfully, implement our operating policies and investment strategies or generate sufficient revenue to make or sustain distributions to our shareholders.
State licensing requirements may cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on our operations.
We or our Manager may be required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose, among other things:

•	various recordkeeping requirements;

•	restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;

•	disclosure requirements;

•	requirements that licensees submit to periodic examination;

•	surety bond and minimum specified net worth requirements;

•	periodic financial reporting requirements;

•	notification requirements for changes in principal officers, stock ownership or corporate control;

•	restrictions on advertising; and

•	requirements that loan forms be submitted for review.
There is no guarantee that we or our Manager will be able to obtain these licenses, and efforts to obtain and maintain such licenses may cause us to incur significant expenses. Any failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.
Changes in laws or regulations could increase competition for CRE debt financing or require changes to our business practices and adversely affect us.
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us. We believe this regulatory difference may create opportunities for us to successfully grow our business. However, there are indications that the U.S. presidential administration will seek to decrease regulation of the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete more effectively with us for investment opportunities.
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Such changes or new laws or regulations could require changes to certain of our business practices, negatively impact our operations, impose additional costs on us or otherwise adversely affect our business. There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of shadow banking entities. That report outlined initial steps to define the scope of the shadow banking system and proposed governing principles for a regulatory framework. A number of other regulators and international organizations are studying the shadow banking system. At this time, it is too early to assess whether any new rules or regulations will be adopted or what impact such rules or regulations will have on us, if any. In an extreme eventuality, it is possible that such regulations could cause us to cease operations.
Any material failure, inadequacy, interruption or security failure of the information technology networks and systems on which we rely could materially and adversely affect us.
Our Manager and RMR LLC rely on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and investment data. If RMR LLC or our Manager experiences material security or other failures, inadequacies or interruptions of their information technology, they could incur material costs and losses, and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our Manager or us. RMR LLC and our Manager rely on commercially available systems, software, tools and monitoring, as well as their internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential borrower and vendor information, such as personally identifiable information related to their employees and others and information regarding their and our financial accounts. RMR LLC and our Manager take various actions, and incur significant costs, to maintain and protect the operation and security of their information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to RMR LLC, our Manager, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC or our Manager, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our Manager’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our Manager’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our Manager’s or our operations, or to safeguard RMR LLC’s, our Manager’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or our Manager’s operations, damage RMR LLC’s or our Manager’s reputations, cause RMR LLC or our Manager to be in default of material contracts and subject RMR LLC or our Manager to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.
Our business could be adversely impacted if we fail to establish and maintain an effective system of internal controls or if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
As a public company, we are required to provide reliable financial statements and reports to our shareholders and others. If we fail to implement and comply with proper internal controls, we could fail to meet our reporting obligations or fail to detect fraud. In addition, the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as permitted for an “emerging growth company,” we have elected to delay the adoption of new or revised financial accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly owned companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.
We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our common shares held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three year period. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our per share trading price may be adversely affected and more volatile.

RISKS RELATED TO FINANCING
We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.
Subject to market conditions and availability, we may incur significant debt through our $100.0 million master repurchase facility or through other repurchase or bank facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances or otherwise. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including the agreement governing our master repurchase facility, or our master repurchase agreement, which would likely result in (a) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision, such as our master repurchase agreement) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow unused or undrawn amounts under our master repurchase facility or other financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (c) the loss of some or all of our assets to foreclosures or forced sales;

•	our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

•	we may not be able to refinance maturing debts.
We cannot assure that our leverage strategies will be successful.
We may be unable to access capital.
Our access to capital depends upon a number of factors over which we have little or no control, including:

•	general economic, market or industry conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and distributions to our shareholders; and

•	the value of our securities.
If regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
We may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on costly debt financings that require a large portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot assure that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our results of operations.
If the market value of our common shares declines, our cost of equity capital will increase, and we may not be able to raise equity capital by issuing additional equity securities.
The duration of our debt leverage and our investments may not match.
We generally intend to structure our debt leverage so that we minimize the difference between the term of our investments and the term of the leverage we use to finance some of our investments. However, we may not be able to do so. In the event that our leverage is for a shorter term than our investments, we may not be able to extend or find appropriate replacement leverage, which could require us to sell certain investments before we might otherwise prefer to do so. In the event that our leverage is for a longer term than our investments, we may not be able to replace our investments as they mature with new investments or at all, which will negatively impact our earnings.
We intend to structure our leverage so that we minimize the difference between the index of our investments and the index of our debt leverage, by financing variable rate investments with variable rate leverage and fixed rate investments with fixed rate leverage. If such a variable rate or fixed rate product is not available to us on reasonable terms, we may use hedging instruments to create such a match. Our attempts to mitigate the risk of a mismatch with the duration or index of our investments and leverage will be subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, and may not be successful.
The risks of duration mismatches are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges; use of these asset management practices would effectively extend the duration of our investments, while our liabilities may have set maturity dates.
A failure to comply with restrictive covenants in our master repurchase agreement or other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
We are subject to various restrictive covenants contained in our master repurchase agreement and may be subject to additional covenants in connection with future financing arrangements. Our master repurchase agreement requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to tangible net worth and a minimum interest coverage ratio. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral. We may also be subject to cross default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral or foreclosure upon default. These covenants and restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our qualification for taxation as a REIT under the IRC.
Our master repurchase agreement requires, and the agreements governing any additional repurchase facilities or other financing arrangements we may enter will likely require, us to provide additional collateral or pay down debt.
Repurchase facilities such as our master repurchase facility or other financing arrangements we may enter and use to finance our assets, may involve the risk that the market value of our assets pledged or sold by us to the provider of or counterparty to such arrangement may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities or other financing arrangements and increase our cost of capital. The providers of repurchase facilities or other financing arrangements may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy its collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate.
Any default in a repurchase agreement will likely cause us to experience a loss.
If the counterparty to a repurchase transaction under our master repurchase facility or any other repurchase financing arrangement we may enter defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of that term, or if we default on our obligations under our master repurchase agreement or the agreement governing any other such arrangement, we will likely incur a loss on such repurchase transactions.
Any warehouse facilities that we enter may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.
If securitization financings become available to us, we may utilize warehouse facilities pursuant to which we would accumulate CRE mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us, and we may be unable to obtain alternate financing for such assets. In addition, we cannot assure that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, we expect that the lender would demand repayment of the facility, and in the event that we are unable to timely repay such facility, the lender would liquidate the warehoused collateral and we would then be required to pay to the lender any amount by which our borrowings to purchase the collateral assets exceeds their sale price, subject in some instances to negotiated caps on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the completion, we generally would have to bear any resulting loss to our lender from such sale. We cannot assure that we would be able to obtain one or more warehouse facilities on favorable terms, or at all.
RISKS RELATED TO OUR RELATIONSHIP WITH OUR MANAGER AND ITS AFFILIATES
Neither our Manager nor RMR LLC has experience managing a mortgage REIT.
Neither our Manager nor RMR LLC has experience managing a REIT with our investment objectives. The historical returns of the Managed REITs and RIF are not indicative of our future results or of any returns expected on an investment in our common shares. Each of the Managed REITs is an equity REIT, and RIF is a closed end investment company, with significantly different investment objectives than ours. Our investment returns may be substantially lower than the returns achieved by the Managed REITs and RIF.
We are dependent on our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our Management Agreement is terminated.
We do not have an office separate from our Manager and do not have any employees. Our executive officers also serve as officers of our Manager and its affiliates, including RMR LLC. Our Manager itself has limited resources and is dependent upon facilities and services available to our Manager under its shared services agreement with RMR LLC. Our Manager is not obligated to dedicate any specific personnel exclusively to us. Our officers are not obligated to dedicate any specific portion of their time to our business. Several of our officers have significant responsibilities for RMR LLC managed companies. As a result, these individuals may not always be able to devote sufficient time to the management of our business, and we may not receive the level of support and assistance that we would receive if we were internally managed or if we had different management arrangements. In addition, the initial term of our Management Agreement extends only until December 31, 2020. If our Management Agreement or our Manager’s shared services agreement with RMR LLC is terminated and no suitable replacements are found, we may not be able to continue in business.
Our management structure and agreements and relationships with our Manager and RMR LLC and RMR LLC’s and its controlling shareholders’ relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.

Our Manager is authorized to follow broad operating and investment guidelines. These guidelines, as well as our investment and financing strategies, leverage and hedging policies with respect to investments, originations, acquisitions, operations, indebtedness, capitalization and distributions, may be changed at any time without our shareholders’ approval. Changes in our investment strategies may increase our exposure to interest rate risks, default risks and real estate market fluctuations. Such changes could result in the types of investments we make being different from those described in this Annual Report on Form 10-K. These changes could adversely affect our financial condition, results of operations, the value of our common shares and our ability to make or sustain distributions to our shareholders.
We are subject to conflicts of interest arising out of our relationship with our Manager, RMR LLC, their affiliates and entities to which they provide management services. Each of our Managing Trustees is an officer, employee and controlling shareholder of RMR LLC and a managing director or managing trustee of other public companies to which RMR LLC provides management services. Each of our executive officers is also an officer and employee of our Manager and/or RMR LLC, and some of our executive officers are also officers of other entities to which RMR LLC provides management services. As a result, our Managing Trustees and officers may have conflicts between their responsibilities to us and their responsibilities to, and interests in, our Manager, RMR LLC, their affiliates and other entities to which they provide management services. These conflicts include, among other things, competition for the time and attention of our Manager, RMR LLC, their affiliates and their personnel.
While we are currently the only publicly owned REIT managed by our Manager, RMR LLC or their subsidiaries that invests primarily in first mortgage loans secured by middle market and transitional CRE located in the United States, our Manager, RMR LLC, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. Our Manager currently originates and manages certain real estate mortgage investments for a group of related credit funds and manages certain real estate and mortgage investments for a union sponsored pension plan which combined, as of December 31, 2017, represented approximately $184 million in assets under management. Our Manager also has had discussions with other institutional investors about originating and managing real estate mortgage investments for them, and our Manager may undertake such activities in the future. Also, our Manager and certain of its affiliates also regularly provide mortgage brokerage services, originating and arranging CRE loans between borrowers and other lenders. In addition, our Manager, RMR LLC and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments like the investments we intend to make. As a result, conflicts of interests exist with respect to the allocation of investment opportunities. In our Management Agreement, we specifically acknowledge these conflicts of interest and agree that our Manager, RMR LLC and their subsidiaries may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to RMR LLC and its other clients. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by our Manager, RMR LLC or their subsidiaries.
In addition, we may in the future enter into additional transactions with our Manager, RMR LLC, their affiliates, or entities managed by them. In particular, we may provide financing to entities managed by our Manager, RMR LLC and their subsidiaries or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to their investments in RMR LLC, our Managing Trustees hold equity investments in other entities managed by RMR LLC or its subsidiaries, and some of these entities have significant cross ownership interests, including, for example, as of February 21, 2018: our Managing Trustees own, directly or indirectly, in aggregate 36.4% of FVE’s outstanding common stock, 1.5% of HPT’s outstanding common shares, 1.8% of GOV’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares; SNH owns 8.4% of FVE’s outstanding common stock; GOV owns 27.8% of SIR’s outstanding common shares; SIR owns 69.2% of ILPT’s outstanding common shares; and HPT owns 8.6% of TA’s outstanding common shares. Our executive officers and RMR LLC’s executive officers may also own equity investments in other entities to which our Manager, RMR LLC and their subsidiaries provide management services. Such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, our Manager, RMR LLC, their affiliates or entities managed by them.
In addition to the fees payable to our Manager under our Management Agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we seek to securitize some of our CRE loans, our Manager or its affiliates may act as the collateral manager for such securitizations. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
We cannot be sure that our Code of Conduct, governance guidelines or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained in an arm’s length transaction with an unrelated person. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation and business and the market price of our common shares and other securities.
In addition, our Manager may sell the common shares it owns at any time following the expiration of its applicable lock-up period on March 13, 2018 or prior thereto with the approval of UBS Securities LLC (UBS Securities LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC acted as book-running managers for our IPO and as representatives of the underwriters in the IPO). To the extent our Manager sells some of these common shares, its interests may be less aligned with our interests.
Conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.
In the past, in particular following periods of volatility in the overall market for publicly traded securities or declines in the market price of a company’s securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with our Manager and its affiliates, with the other businesses and entities to which RMR LLC provides management services and with our Managing Trustees may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention, even if such actions are without merit.
Our Manager has broad discretion in operating our day to day business.
Our Manager is authorized to follow broad operating and investment guidelines and, therefore, has broad discretion in implementing our business plan and day to day activities. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities, investments and financing arrangements, but it does not review or approve each decision made by our Manager on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by our Manager. Our Manager may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that result in losses.
Our Management Agreement’s fee structure may not create proper incentives for our Manager, which may increase the risk of an investment in our common shares.
We will pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon our performance or results, might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, our Manager may be incentivized to advance strategies that increase our equity. Our increasing our equity capital by selling common shares will usually be dilutive to existing shareholders and may not improve returns for our shareholders or the market price of our common shares. In addition, our Manager has the ability to earn incentive fees each quarter based on our Core Earnings, which generally stated, are our earnings in a specified period in excess of a specified return. This may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell an asset prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which our Manager is entitled. This incentive fee formula may encourage our Manager to recommend investments or take other actions which cause us losses.
Our Management Agreement is between related parties and may be less favorable to us than if it had been negotiated on an arm’s length basis with an unrelated party.
Our Management Agreement was entered between related parties and its terms, including fees payable to our Manager, may be less favorable to us than if they had been negotiated on an arm’s length basis between unrelated parties. Pursuant to the terms of our Management Agreement, we have agreed to reimburse our Manager for the fees and other costs it pays to RMR LLC. Because of the relationships among us, our Manager and RMR LLC, the terms of our Management Agreement were not negotiated on an arm’s length basis, and we can provide no assurance that these terms are as favorable to us as they would have been if our Management Agreement had been negotiated on an arm’s length basis between unrelated parties.
Terminating our Management Agreement may be difficult and will require our payment of a substantial termination fee.
Termination of our Management Agreement without a cause event will be difficult and costly. We may not terminate our Management Agreement during its initial term through December 31, 2020, except upon a cause event. Our Independent Trustees will review our Manager’s performance and the management fees annually and, following the initial term ending

December 31, 2020, our Management Agreement may be terminated annually without a cause event upon the affirmative vote of at 2/3 of our Independent Trustees based upon a determination that (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (provided that in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide our Manager with 180 days’ prior written notice of any such termination. Additionally, in the event our Management Agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to our Manager during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such 24 month period based on such fees earned by our Manager during such period, plus (b) an amount equal to the initial organizational costs related to our formation and the costs of our IPO. These provisions will increase the cost to us of terminating our Management Agreement and adversely affect our ability to terminate our Manager or not renew our Management Agreement without a cause event. These terms of our Management Agreement may discourage a change in our control, including a change of control which might result in payment of a premium for our common shares.
Our Manager owns a significant number of our outstanding common shares and as a result you may have less influence over us than shareholders of most other publicly owned companies.
Our Manager owns approximately 19.2% of our common shares outstanding. If our Manager maintains a significant ownership stake in us, our Manager may have significant influence over the composition of our Board of Trustees and other matters involving a shareholder vote. A significant ownership stake in us by our Manager may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common shares might otherwise receive a premium for your common shares over the then current market price. In addition, if our Manager retains an ownership stake in us above 9.8%, then our Board of Trustees in the future may determine that it is appropriate to reduce the ownership limit applicable to ownership of our common shares by others to below 9.8% in order to assist us in qualifying for taxation as a REIT. Under such circumstances if the ownership limit is not reduced to an appropriate level on a timely basis, it is possible that certain purchasers, acquirors, or other holders of our common shares may, if their ownership would result in our failing to qualify for taxation as a REIT, have certain of their common shares transferred to a charitable trust even if their ownership in our common shares was in an amount below the ownership limit applicable at the time.
Our Manager’s sale of some or all of its ownership stake in us, acquisition of additional common shares and speculation about any such possible transactions may adversely affect the market price of our common shares.
Our Manager is not prohibited from selling some or all of its common shares, except that it has agreed, subject to certain exceptions, not to sell or transfer any common shares until March 13, 2018 without first obtaining the written consent of UBS Securities LLC, and our Manager may do so without your approval. In addition, from and after the earlier of January 1, 2021 and the termination of our Management Agreement, our Manager will have the contractual right to demand that we file a registration statement with the SEC for the resale of our common shares owned by our Manager, or include such common shares in a registration statement we are filing for another purpose. Our Manager has advised us that it does not have any current plans to sell or otherwise dispose of its common shares. Speculation by the press, stock analysts, our shareholders or others regarding our Manager’s intention with respect to its investment in us could adversely affect the market price of our common shares. If our Manager has a significant ownership in us, the market price of our common shares may be adversely impacted.
Our Manager does not guaranty our performance; moreover, we could experience poor performance or losses for which our Manager would not be liable. Our Manager’s liability is limited under our Management Agreement, and we will agree to indemnify our Manager against certain liabilities.
Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager does not guaranty our performance. Pursuant to our Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. We could experience poor performance or losses for which our Manager would not be liable. Under the terms of our Management Agreement, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries for any acts or omissions related to the provision of services to us under our Management Agreement, except by reason of acts or omissions that are proved to constitute bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our Management

Agreement. In addition, under the terms of our Management Agreement, we agree to indemnify, hold harmless and advance expenses to our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants, and experts’ fees and expenses, arising from acts or omissions related to the provision of services to us or the performance of any matter pursuant to an instruction by our Board of Trustees, except to the extent it is proved that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our Management Agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.
Our Manager may change its processes for identifying, evaluating and managing investments and the personnel performing those functions for us without our or our shareholders’ consent at any time.
Our Manager may change its personnel and processes for identifying, evaluating and managing investments for us without our or our shareholders’ consent at any time. In addition, there can be no assurance that our Manager will follow its processes. Changes in our Manager’s personnel and processes may result in fewer investment opportunities for us, inferior diligence and underwriting standards or adversely affect the collection of payments on, and the preservation of our rights with respect to, our investments, any of which may adversely affect our operating results.
Our declaration of trust and Management Agreement permit our Trustees and officers, our Manager, its affiliates and their respective directors, trustees, officers, employees and agents to retain business opportunities for their own benefit and to compete with us.
In recognition of the fact that our Trustees and officers and our Manager, its affiliates and their respective directors, trustees, officers, employees and agents may engage in other activities or lines of business similar to those in which we engage, our declaration of trust and Management Agreement provide that if such a person acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law (a) no such person is required to present, communicate or offer any business opportunity to us and (b) such persons, on their own behalf and on behalf of our Manager, any affiliate of such person or our Manager and any other person to which such person, RMR LLC or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our declaration of trust and Management Agreement permit our Trustees and officers and our Manager and its affiliates, including RMR LLC, to engage in activities that compete with us.
Disputes with our Manager may be referred to binding arbitration.
Our Management Agreement provides that any dispute arising thereunder may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation in courts against our Manager for such disputes. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.
Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.
Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of the laws or regulations governing investment advisers. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

RISKS RELATED TO OUR SECURITIES
We have not established a minimum distribution payment level, and we may be unable to make or sustain distributions to our shareholders at any time in the future.
We are generally required to distribute annually to our shareholders at least 90% of our REIT taxable income (which may be different than our income calculated according to U.S. generally accepted accounting principles, or GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify for taxation as a REIT under the IRC. We have not established a minimum distribution payment level, and our ability to make or sustain distributions to our shareholders will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur. Further, our making of distributions is subject to compliance with restrictions contained in our master repurchase agreement and may be subject to restrictions in future debt obligations we may incur.
The timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our core earnings, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements of the IRC to remain qualified for taxation as a REIT under the IRC and restrictions under the laws of Maryland.
We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make or sustain distributions to our shareholders:

•	the profitability of the investments we make;

•	our ability to obtain debt leverage at a cost less than the returns we realize on our investments made with the proceeds of such debt leverage;

•	our ability to make profitable additional investments in the future;

•	defaults by our borrowers and decreases in the value of and income from our collateral properties; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
We cannot assure that we will be able to make or sustain distributions to our shareholders at any time in the future, that the level of any distributions we do make to our shareholders will achieve a market yield relative to the value of our common shares, or that we will be able to increase or even maintain our distribution level over time.
We may use future debt leverage we may incur to pay distributions to our shareholders.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage that we may establish or from sales of our assets. The use of borrowings or sale proceeds for distributions could be dilutive to our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in their common shares.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

•	the extent of investor interest in our securities;

•
the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Investing in our common shares involves a high degree of risk.
The investments that we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options. Our investments may be highly speculative and aggressive, and therefore an investment in our common shares may not be suitable for someone with low risk tolerance.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future loan originations or acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
Our future offerings of debt or equity securities that rank senior to our common shares may adversely affect our shareholders.
If we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to our shareholders. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Ownership limitations and takeover defense provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may inhibit a change in our control and prevent our shareholders from receiving a takeover premium.
Our declaration of trust prohibits any shareholder other than our Manager, RMR LLC and their subsidiaries from owning (directly and by attribution) more than 9.8% in value or number, whichever is more restrictive, of any class or series of our shares of beneficial interest, including our common shares. Our Board of Trustees may from time to time reduce this ownership limit below 9.8%, subject to limitations contained in our declaration of trust. These provisions of our declaration of trust are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our governing documents may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change in our control;

•	shareholder voting rights and standards for the election of Trustees and approval of other business;

•	required qualifications for individuals to serve as Trustees including requirements that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees”;

•
limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders, which provisions require, among other things, that one or more shareholders desiring to propose nominees for election as Trustees or other business must have continuously owned in aggregate for at least three years (or, if prior to the three-year anniversary of the third business day following the closing of our IPO, since the third business day following the closing of our IPO) at least 1% of our shares of beneficial interest;

•
limitations on the ability of our shareholders to remove our Trustees, which provide that a Trustee may only be removed for cause by the affirmative vote of the holders of not less than 2/3 of the outstanding shares of each class or series of our shares entitled to be cast in the election of such Trustee at a properly called shareholders meeting;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws.
Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to Maryland REITs, may have the effect of inhibiting a third party from acquiring us or of impeding a change of control of us under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares or otherwise be in the best interest of shareholders, including:

•
“Business combination” provisions that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the MGCL, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares of beneficial interest or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our Board of Trustees and, if shareholders do not receive the minimum price for their shares prescribed by the MGCL in the business combination, such business combination must be approved by a specified supermajority vote of our shareholders. Our Board of Trustees has adopted a resolution that any business combination between us and any other person is exempted from the business combination provisions of the MGCL, provided that the business combination is first approved by the Board of Trustees, including the approval of a majority of the members of the Board of Trustees who are not affiliates or associates of the interested shareholder.

•
“Control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of ours (defined as voting shares that, if aggregated with all other shares owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least 2/3 of all of the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws contain a provision opting out of the Maryland control share acquisition act.

•
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses.

These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price.
Our Board of Trustees has the power to cause us to issue an unlimited number of additional common shares, preferred shares or any other class or series of our shares of beneficial interest without shareholder approval.
Our declaration of trust authorizes us to issue additional authorized but unissued common shares. In addition, our Board of Trustees may, without shareholder approval, (a) amend our declaration of trust to increase or decrease the aggregate number of common shares or the number of shares of beneficial interest of any class or series that we have authority to issue and (b) classify or reclassify any unissued common shares, preferred shares or any other class of our shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Trustees may establish and we may issue a class or series of our common shares, preferred shares or other shares of beneficial interest that could delay or prevent a merger, third party tender offer or similar transaction or a change in incumbent management that might involve a premium price for our common shares or which some shareholders may believe to be in the best interest of our shareholders.
Our declaration of trust contains provisions that limit the liability of our Trustees and officers to us and our shareholders. We are required to indemnify our Trustees and officers in connection with certain proceedings.
Our declaration of trust contains provisions that limit the liability of our Trustees and officers to us and our shareholders to the maximum extent permitted by Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our declaration of trust requires us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former Trustee or officer of us or serving in such other capacities. However, except with respect to proceedings to enforce rights to indemnification, we are required to indemnify any such person in connection with a proceeding initiated by such person against us only if such proceeding was authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. We will enter into indemnification agreements with our Trustees and officers providing for procedures for indemnification by us and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us, in each case, to the maximum extent permitted by Maryland law.
As a result, we and our shareholders will have more limited rights to recover money damages from our Trustees and officers than might otherwise exist absent these provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the exclusive forum for certain actions and proceedings that may be initiated by our shareholders against us or any of our Trustees or officers or our Manager or any of its affiliates.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for breach of a duty owed by any of our Trustees or officers or our Manager or any of its affiliates to us or our shareholders; (c) any action asserting a claim against us or any of our Trustees or officers or our Manager or any of its affiliates arising pursuant to applicable law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (d) any action asserting a claim against us or any of our Trustees or officers or our Manager or any of its affiliates that is governed by the internal affairs doctrine. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for such disputes and may discourage lawsuits against us and our Trustees and officers and our Manager and its affiliates.
Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations.
We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We believe we will not be considered an investment company under Section 3(a)

(1)(A) of the Investment Company Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We may conduct our business, in whole or in part, through wholly or majority owned subsidiaries. Under Section 3(a)(1)(C) of the Investment Company Act, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through subsidiaries. In addition, the assets we may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.
If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or if one or more of such subsidiaries fails to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to either (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our common shares. If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
Failure to maintain our exemption from registration under the Investment Company Act also would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we were required to register as an investment company, and we might be required to terminate our Management Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts might be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We expect that we and certain subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exemption generally requires that at least 55% of our or our applicable subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of our or each of our applicable subsidiaries’ portfolios must be comprised of qualifying real estate assets and real estate related assets under the Investment Company Act. To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the Investment Company Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be different from the factual situations we face, and much of the guidance was issued more than 25 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exemption from registration under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate related asset.
We or certain of our subsidiaries may also rely on the exemption provided by Section 3(c)(6) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) of the Investment Company Act and any guidance published by the staff may require us to adjust our strategy accordingly. We intend to structure and conduct our business in a manner that does not require our or our subsidiaries’ registration under the Investment Company Act and, in so structuring and conducting our business, we may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the Investment Company Act.
We determine whether an entity is one of our majority owned subsidiaries. The Investment Company Act defines a majority owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority owned subsidiaries for purposes of the 40% test described above. We have not requested the SEC to approve our treatment of any company as a majority owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority owned subsidiaries, we might need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) sell our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company, any of which could negatively affect the value of our common shares, the sustainability of our business, and our ability to make distributions, which could have an adverse effect on our business and the market price for our common shares.
Rapid and steep declines in the values of our qualifying real estate or real estate related investments may make it more difficult for us to maintain our qualification for taxation as a REIT or exemption from the Investment Company Act.
If the market value or income potential of our qualifying real estate or real estate related investments declines as a result of increased interest rates or other factors, we may need to increase our qualifying real estate or real estate related investments and income and/or liquidate our nonqualifying assets in order to maintain our qualification for taxation as a REIT or our exemption from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any nonqualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations, and those decisions may cause us to experience losses and reduce the market trading price of our common shares.
RISKS RELATED TO OUR TAXATION
Our failure to qualify or to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.
We intend to elect and qualify for taxation as a REIT under the IRC commencing with our taxable year ending December 31, 2017 and to maintain that qualification thereafter. As a REIT, we generally will not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that will allow us to qualify and continue to qualify for taxation as a REIT under the IRC, pending our timely election with our first REIT income tax return. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we fail to qualify or to remain qualified for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
We may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, December 2017 amendments to the IRC amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
We may be required to report taxable income from particular investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. Though the discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates, the amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on commercial mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Moreover, some of the CMBS that we might acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.
Finally, in the event that any debt instruments or CMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate CMBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
We may in the future choose to pay dividends in our own shares, in which case you may be required to pay income taxes in excess of the cash dividends that you receive.
We may in the future distribute taxable dividends that are payable in part in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to these dividends in excess of the cash dividends received. If a shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to some non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to these dividends, including in respect of all or a part of the dividend that is payable in our shares. In addition, if a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends paid in shares, then that may put downward pressure on the trading price of our shares.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
Even if we qualify and remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS will not challenge our estimates of the loan values of the real property related to any construction loans in which we invest.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify or to remain qualified for taxation as a REIT under the IRC.
We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets specified requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test applicable to REITs. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor requirements and the IRS successfully challenges the loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, then we could fail to qualify or to remain qualified for taxation as a REIT under the IRC.
We may fail to qualify or to remain qualified for taxation as a REIT under the IRC if the IRS successfully challenges the treatment of our mezzanine loans as debt for federal income tax purposes or successfully challenges the treatment of our preferred equity investments as equity for federal income tax purposes.
There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that mezzanine loans that we may originate or acquire generally will be treated as debt for federal income tax purposes, and preferred equity investments that we may make generally will be treated as equity for federal income tax purposes, but we do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we will be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for federal income tax purposes, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for the 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to qualify or to remain qualified for taxation as a REIT under the IRC if the IRS does not respect our classification of our mezzanine loans or preferred equity for federal income tax purposes.
The failure of assets subject to our repurchase agreement to qualify as real estate assets could adversely affect our ability to qualify or to remain qualified for taxation as a REIT under the IRC.
We have entered into a financing arrangement that is structured as a sale and repurchase agreement pursuant to which we will nominally sell assets to the counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, this agreement is a financing that is secured by the assets sold pursuant to the agreement. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of this sale and repurchase agreement notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS may assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our qualification for taxation as a REIT may be jeopardized.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the IRC substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to qualify and to maintain our qualification for taxation as a REIT under the IRC. As a result, a qualifying hedge transaction will neither assist nor hinder our compliance with the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both of these gross income tests. As a result of these rules, we may limit our use of advantageous hedging techniques or implement some hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in the hedged items than we might otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
If we own assets or conduct operations that generate “excess inclusion income” outside of a TRS, our doing so could adversely affect our shareholders’ taxation and could cause our shares to become ineligible for inclusion in leading market indexes.
Some leading market indexes exclude companies whose dividends to shareholders constitute UBTI. For purposes of the IRC, shareholder dividends attributable to a REIT’s “excess inclusion income” are treated as UBTI to specified investors, and thus REITs that generate excess inclusion income are generally not eligible for inclusion in these market indexes. Furthermore, REIT dividends attributable to excess inclusion income cause both the REIT and its shareholders to experience a range of disruptive and adverse U.S. federal income tax consequences, including the recognition of UBTI by specified tax-exempt shareholders, the unavailability of treaty benefits to non-U.S. shareholders and the unavailability of net operating losses to offset such income with respect to U.S. taxable shareholders. We do not intend to acquire assets or enter into financing or other arrangements that will produce excess inclusion income for our shareholders. As a result, we may forgo investment or financing opportunities that we would otherwise have considered attractive. Furthermore, our analysis regarding our investments’ or activities’ potential for generating excess inclusion income could be subject to challenge or we could affirmatively modify our position regarding the generation of excess inclusion income in the future. In either case, our shareholders could suffer adverse tax consequences through the recognition of UBTI or the other adverse consequences that flow from excess inclusion income. Furthermore, in such an event, our shares could become ineligible for inclusion in those market indexes that exclude UBTI-generating stock, which could adversely affect demand for our shares and their market price.

The tax on prohibited transactions limits our ability to engage in transactions, including some methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions at a gain of property, other than foreclosure property but including mortgage loans, held primarily for sale to customers in the ordinary course of business. If we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes, those sales could be viewed as sales to customers in the ordinary course of business and to that extent subject to the 100% tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in particular sales of loans, or may limit the structures we utilize for our dispositions or securitization transactions, even though the sales or structures might otherwise be beneficial to us.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify or to remain qualified for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals.  This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect.  There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive and administrative offices are located in leased space at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. We do not own any real property.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the Nasdaq (symbol: TRMT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the Nasdaq.

	High	Low
2017
Third Quarter (1)	$17.94	$16.12
Fourth Quarter	$17.28	$14.40
(1) Represents the period from September 14, 2017, the date our common shares began trading on the Nasdaq, through September 30, 2017.
The closing price of our common shares on the Nasdaq on February 21, 2018 was $14.68 per share. As of February 21, 2018, there were 12 shareholders of record of our common shares.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. We intend to make distributions of all or substantially all of our REIT taxable income in each year. The timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our core earnings, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland. Therefore, we cannot assure that we will make distributions in the future or that the amount of distributions we do pay will not decrease.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended December 31, 2017:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2017	1,161	$15.34	—	$—
Total	1,161	$15.34	—	$—
(1) These common share purchases were made to satisfy tax withholding and payment obligations of our officers in connection with awards of our common shares. We purchased these shares at their fair market value based upon the closing price of our common shares on the Nasdaq on the date of purchase.
Item 6. Selected Financial Data
Because we are a smaller reporting company, this Item 6 is not required.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. We focus on originating and investing in first mortgage loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $75.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.

We completed our IPO on September 18, 2017. We sold 2,500,000 of our common shares at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds to us from these sales were $62,000. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including the underwriting discounts and commissions.
Our Manager is an investment adviser registered with the SEC. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
We intend to operate our business in a manner consistent with our intention to qualify for taxation as a REIT for U.S. federal income tax purposes, and to maintain our exemption from registration under the Investment Company Act.
Book Value per Common Share
The following table calculates our book value per common share (amounts in thousands, except per share data).

December 31, 2017
Shareholders' equity	$60,870
Total outstanding common shares	3,126
Book value per common share	$19.47
Financing Activities
On September 18, 2017, we sold 2,500,000 of our common shares at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds to us from these sales were $62,000.
On February 9, 2018, one of our wholly owned subsidiaries entered into our master repurchase agreement with Citibank for our $100.0 million master repurchase facility, pursuant to which we may sell to Citibank, and later repurchase, floating-rate mortgage loans and other related assets. Our master repurchase agreement has a stated expiration date of February 9, 2021, unless terminated earlier according to its terms. Our master repurchase facility has a three year term and permits advancement of up to 75% of whole loan amounts. Interest on advancements under our master repurchase facility will be calculated at floating rates based on LIBOR plus a premium of 200 to 250 basis points.
Results of Operations (dollars in thousands)
Our results of our operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results may also be impacted by general CRE market conditions and unanticipated defaults by our borrowers.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
Changes in Fair Value of our Assets. We expect to hold our investments generally for their contractual terms. We will evaluate our investments for impairment periodically. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
Although we expect to hold our investments generally for their contractual terms, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our balance sheet, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be deferred and recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.

Availability of Leverage and Equity. We expect to use leverage to make additional investments that may increase our potential returns. We may not be able to obtain the amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. To grow our portfolio of investments, we may also seek to raise additional equity capital. Our access to additional equity capital will depend on many factors, and we may not be able to raise equity capital in the future.
Market Conditions. In the current market conditions, we believe that we will be able to identify a number of attractive financing opportunities by focusing on middle market and transitional CRE loans. We expect our primary focus will be originating and investing in floating rate first mortgage loans of less than $50.0 million. We believe that there is currently an imbalance in the CRE debt market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago. We also believe that this imbalance is especially pronounced for middle market and transitional CRE. We believe that this market dynamic creates an opportunity for alternative lenders, like us, to provide CRE debt financing to commercial property owners who in the past have obtained debt financing from historical CRE debt providers, such as banks and insurance companies.
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
Although a large amount of capital has been raised recently by alternative CRE debt providers, most of this capital has been raised by a small number of firms. We believe that firms raising large amounts of capital generally target large loan investments in order to deploy the capital efficiently, and that most of the capital recently raised for CRE debt financing, including capital raised by many other commercial mortgage REITs, will be used for loan investments of greater than $50.0 million. We also believe that, since the 2008 global financial crisis, financial institutions and other historical CRE debt providers, such as banks and insurance companies, have increased their focus on investments in lower LTV loans and in stabilized properties. We believe that this market dynamic has contributed to the current supply and demand imbalance for middle market and transitional CRE debt financing.
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
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, as the size of our portfolio grows, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.
As of December 31, 2017, we had not originated any loans or investments. Although we were formed on June 1, 2017, we did not commence operations until the closing of our IPO. The expenses we have incurred since our inception on June 1, 2017 through December 31, 2017, include management fees and shared services costs of $688, which is the pro rated amount of our management fees and reimbursements to our Manager from September 18, 2017, the date of the closing of our IPO, and other general and administrative expenses of $830. Our results of operations since our inception on June 1, 2017 through December 31, 2017 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our future investment activities.
We are an “emerging growth company” as defined in the JOBS Act. Pursuant to the JOBS Act, we have elected to delay the adoption of new or revised financial accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly owned companies that are not emerging growth companies.
Liquidity and Capital Resources (dollars in thousands)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We will use a significant amount of cash to originate, purchase and invest in our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. We expect that our sources of cash flows will include payments of principal, interest and fees we receive on our investments, cash generated from our operating results, unused borrowing capacity, including under our master repurchase facility or other repurchase agreements or financing arrangements, bank loans or public or private issuances of debt or equity securities.
Cash Used in Operating Activities. We have not yet originated any loans or investments. Our cash used in operating activities of $318 from our inception on June 1, 2017 through December 31, 2017 consisted of a net loss of $1,296, and prepaid expenses of $259, partially offset by amounts due to related persons of $754, share based compensation of $182 and accounts payable and other accrued liabilities of $301.
Cash Provided by or Used in Investing Activities. From our inception on June 1, 2017 through December 31, 2017, we did not receive any cash provided by or use any cash in investing activities.
Cash Provided by Financing Activities. From our inception on June 1, 2017 through December 31, 2017, our cash flows from financing activities primarily consisted of the $62.0 million in aggregate proceeds to us from the sales of our common shares in our IPO and the concurrent private placement, partially offset by common shares repurchased from our officers in satisfaction of tax withholding and payment obligations in connection with awards of common shares.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
On February 9, 2018, one of our wholly owned subsidiaries entered into our master repurchase agreement with Citibank for up to $100.0 million, pursuant to which we may sell to Citibank, and later repurchase, floating-rate mortgage loans and other related assets, or purchased assets. Our master repurchase agreement has a stated expiration date of February 9, 2021, unless terminated earlier according to its terms.
Under our master repurchase facility, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral.
In connection with our master repurchase facility, we entered into a guaranty which requires us to fully and promptly pay the purchase price, purchase price differential and any costs and expenses of Citibank related to the facility. This guaranty also requires us to comply with customary financial covenants which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
Our master repurchase agreement also contains margin maintenance provisions that provide Citibank with the right, in certain circumstances related to a credit event, as defined in our master repurchase agreement, to re-determine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Citibank may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to its approval.

Our master repurchase agreement provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary RMR LLC.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our Management Agreement; our Manager is a subsidiary of RMR LLC, which is the majority owned operating subsidiary of RMR Inc.; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and our Manager is our largest shareholder and at December 31, 2017 owned approximately 19.2% of our outstanding common shares. Certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC pursuant to which we expect, during the first year of our operations, to reimburse our Manager approximately $1,500 for shared services costs.  One of our Managing Trustees, Adam Portnoy, is a director of our Manager, an officer of RMR LLC and a managing director, president and chief executive officer of RMR Inc. Our other Managing Trustee, Barry Portnoy, is a director of our Manager, an officer of RMR LLC and a managing director of RMR Inc.
Each of our executive officers is also an officer and employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers who are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 5 and 6 to our financial statements included in Part IV, Item 15 in this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For additional information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our Management Agreement with our Manager, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment regarding future events and other uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe will apply to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We expect that our decisions and assessments upon which our financial statements will be based will be reasonable at the times made, based upon information available to us at those times. Our critical accounting policies and accounting estimates may be changed over time as our strategies change or as we expand our business. Those accounting policies and estimates that we currently expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Revenue Recognition. Interest income on our CRE mortgage loans will generally be accrued based on the coupon rates applied to the outstanding principal balance of such assets. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the lives of the investments using the effective interest method, as adjusted for actual prepayments.
If a loan’s interest or principal payments are not paid when due and there is uncertainty that the payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded unless it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be restored to accrual status.
For any loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as impairment.

Loan Impairment. Generally, our loans will be classified as held for investment based upon our intent and ability to hold them until maturity. We expect that loans that are held for investment will be carried at cost, net of unamortized loan fees and origination and acquisition costs which are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value.
We will evaluate loans classified as held for investment for impairment periodically. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at each impaired loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired will involve judgments and assumptions based on objective and subjective factors. Consideration will be given to various data, such as property occupancies, tenant profiles, rental rates, operating expenses and the borrowers’ repayment plans, among other factors, and will require significant judgments, including making assumptions regarding the values of the loans, the values of the underlying collateral and other circumstances such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income.
Repurchase Agreements. Loans financed through repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through repurchase agreements will remain on our consolidated balance sheet as assets, and cash received from the purchasers will be recorded on our consolidated balance sheet as liabilities. Interest paid in accordance with repurchase agreements will be recorded as interest expense.
Consolidation. For each investment we make, we will evaluate whether consolidation of the borrower with us is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are unable to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses.
Impact of Inflation
During the past several years there has been very little inflation in the U.S. economy. Recently, there have been some signs of inflationary price movements, and the U.S. Federal Reserve has begun to raise interest rates modestly. The U.S. capital markets have recently experiences significant volatility, which some market observers have attributed to, at least in part, expectations that increased inflation and the possibility that interest rates will continue to rise, perhaps at an accelerated rate.
If inflation occurs, we believe it may have both positive and negative impacts upon our business. A positive impact of inflation on our business may be to increase the value of collateral for any existing loans, making the refinancing and repayment of principal easier for borrowers and reducing our risk of borrower defaults. A negative impact of inflation on our business may be to cause interest rates to rise, reducing the market value of any fixed rate loans we hold. A rise in interest rates may also make it more difficult for our borrowers to refinance loans in order to pay their obligations to us. Because we expect that a majority of our investments will require interest at variable rates and because we do not currently anticipate that there will be excessive inflation in the U.S. economy, we do not expect inflation to have a material impact upon our business for the reasonably foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe that our business is exposed to two principal market risks: (a) changes in the level of economic activity in the U.S. economy generally or in geographic areas where the properties that are the subject of our real estate investments are located; and (b) changes in market interest rates.
Changes in the general economy may impact the ability and willingness of our borrowers to pay interest on and repay principal of our loans. A U.S. recession or a slowing of economic activity in areas where the collateral for our loans are located may cause our borrowers to default or may cause the value of our loan collateral to be reduced below the amounts we are owed. To mitigate these market risks, we will attempt to perform thorough diligence on the value of our collateral properties and of properties comparable to our collateral properties in the areas where our collateral properties are located and on the historical business practices of our borrowers and their affiliates. We will compare our borrowers' business plans to our expectations for the economy where our collateral properties are located and regarding the future income potential of the specific collateral properties. We also will monitor the performance of our borrowers and collateral properties. Nonetheless, no amount of diligence, no matter how extensive, detailed and well informed it may be, can provide complete assurance against borrower defaults or against the deterioration of collateral values in declining market conditions.
Changes in general market levels of interest rates can have measurable and significant impacts on our business. To the extent that our assets include fixed rate loans, a rise in market interest rates could lower the value of those assets. If we borrow and our borrowings require fixed rates of interest, a lowering of market interest rates would increase the value of our obligations. For example, if we owned $100.0 million of fixed rate loans or owed $100.0 million in loans, in each case bearing interest at 5.0% per year and requiring amortization on a level payment basis over a 20 year term with a balloon payment due in 10 years, a 1% increase in the market interest rates would decrease the value of these investments and such obligations by approximately $6.3 million. Similarly, a 1% decrease in the market interest rates would increase the value of these investments and obligations by approximately $6.9 million.
The value of our variable or floating rate investments generally will not be affected by changes in market interest rates. However, to the extent that we borrow at floating interest rates, our operating expenses will increase as market interest rates increase. For example, if we have a $100.0 million loan obligation outstanding at a floating rate of interest which increases as an interest rate index like LIBOR increases, a 1% increase per year in market interest rates will raise our operating expenses (and lower our income) by $1.0 million per year.
To mitigate the impact of future changes in market interest rates on our business we currently expect that a large majority of our loan investments will require that borrowers pay floating interest rates to us rather than fixed interest rates and, to the extent that we use leverage to make investments, we will attempt to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and obligations from fixed to floating rates or the reverse.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to all our officers and Trustees, our Manager, RMR LLC, RMR Inc., senior level officers of our Manager or RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of our Manager or RMR LLC. Our Code of Conduct is posted on our website, www.trmtreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.
We may grant common shares to our officers and other employees of RMR LLC under our 2017 Equity Compensation Plan, or the 2017 Plan. In addition, each of our Trustees receives common shares as part of his annual compensation for serving as a Trustee and such shares are awarded under the 2017 Plan. The terms of awards made under the 2017 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2017:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2017 plan	None.	None.	206,161	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	206,161	(1)
(1) Consists of common shares available for issuance pursuant to the terms of the 2017 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2017 Plan.
The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.
PART IV

Item 15. Financial Statement Schedules
(a) Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements of Tremont Mortgage Trust are included on the pages indicated:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(b) Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Private Placement Purchase Agreement, dated as of September 13, 2017, by and between the Company and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)

10.2
Management Agreement, dated as of September 18, 2017, among the Company, Tremont Realty Advisors LLC and, solely in respect to Section 29 thereof, The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)

10.3	2017 Equity Compensation Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 dated November 9, 2017.)
10.4	Form of Share Award Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.5	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.6	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.7
Master Repurchase Agreement, dated as of February 9, 2018, by and between TRMT CB LENDER LLC and CITIBANK, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2018.)

10.8	Guaranty Agreement, dated February 9, 2018, by the Company, in favor of Citibank, N.A.(Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12,2018.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity (iv) Consolidated Statement of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Tremont Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Tremont Mortgage Trust (the Company) as of December 31, 2017, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from June 1, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the period from June 1, 2017 (inception) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

 /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Boston, Massachusetts
February 22, 2018

TREMONT MORTGAGE TRUST
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

December 31,
2017
Assets
Cash and cash equivalents	$61,666
Prepaid expenses	259
Total assets	$61,925

Liabilities and Shareholders' Equity
Accounts payable and other accrued liabilities	$301
Due to related persons	754
Total liabilities	1,055

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,126,439 shares issued and outstanding	31
Additional paid in capital	62,135
Cumulative net loss	(1,296)
Total shareholders’ equity	60,870
Total liabilities and shareholders' equity	$61,925
See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

June 1, 2017 (inception) through December 31, 2017
Interest Income:
Interest income from investments	$222

Expenses:
Management fees	260
General and administrative expenses	830
Shared services agreement reimbursement	428
Loss before income tax expense	(1,296)
Income tax expense	—
Net loss	$(1,296)

Weighted average common shares outstanding	1,524

Net loss per common share - basic and diluted	$(0.85)

See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid In	Cumulative
	Shares	Shares	Capital	Net Loss	Total
Balance at June 1, 2017 (inception)	—	$—	$—	$—	$—
Issuance of shares	3,100	31	61,971	—	62,002
Share grants	27	—	182	—	182
Share repurchases	(1)	—	(18)	—	(18)
Net loss		—	—	(1,296)	(1,296)
Balance at December 31, 2017	3,126	$31	$62,135	$(1,296)	$60,870

See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

June 1, 2017 (inception) through December 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,296)
Adjustments to reconcile net income to net cash from operating activities:
Share based compensation	182
Changes in operating assets and liabilities:
Prepaid expenses	(259)
Accounts payable and other accrued liabilities	301
Due to related persons	754
Net cash used in operating activities	(318)

Cash Flows from Financing Activities
Proceeds from issuance of common shares	62,002
Repurchase of common shares	(18)
Net cash provided by financing activities	61,984

Increase in cash and cash equivalents	61,666
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$61,666

See accompanying notes.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
We were organized as a real estate investment trust, or REIT, under Maryland law on June 1, 2017. On September 18, 2017, we sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our initial public offering, or our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, in a private placement. The aggregate proceeds to us from these sales were $62,000.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
Net Loss Per Common Share. We calculate basic earnings per common share by dividing net loss by the weighted average number of common shares outstanding during the period. We calculate diluted net income per share using the more dilutive of the two class method or the treasury stock method.
Note 3. Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses than is currently required. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect that the adoption of ASU No. 2016-13 will accelerate the timing for recognizing, and increase the carrying amounts of, our credit losses. We continue to assess the potential impact our adoption of ASU No. 2016-13 will have in our financial statements.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 4. Shareholders' Equity
On September 18, 2017, we sold 2,500,000 of our common shares at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds to us from these sales were $62,000. We did not declare or pay any distributions on our common shares during the period from our inception (June 1, 2017) through December 31, 2017.
Common Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan, or the 2017 Plan.
We granted annual awards of 20,000 of our common shares to our officers in 2017 with an aggregate market value of $317. We also granted each of our five Trustees 1,500 of our common shares in 2017 with an aggregate market value of $119. The values of the share grants were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or the Nasdaq, on the date of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers vest in five equal annual installments beginning on the date of grant.
A summary of shares granted and vested under the terms of the 2017 Plan for the year ended December 31, 2017 is as follows:

	2017
	Number of	Grant Date
	Shares	Fair Value
Unvested shares, beginning of year	—	$—
Shares granted	27,500	$15.87
Shares vested	(11,500)	$15.87
Unvested shares, end of year	16,000
The 16,000 unvested shares as of December 31, 2017 are scheduled to vest as follows: 4,000 shares in 2018, 4,000 shares in 2019, 4,000 shares in 2020 and 4,000 shares in 2021. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares. As of December 31, 2017, the estimated future compensation expense for the unvested shares was $231 based on the closing share price of our common shares on the Nasdaq on December 31, 2017 of $14.69. The weighted average period over which the compensation expense will be recorded is approximately 21 months. At December 31, 2017, 206,161 of our common shares remained available for issuance under the 2017 Plan.
Common Share Repurchases
On November 29, 2017, we purchased an aggregate of 1,161 of our common shares valued at $15.34 per common share, the closing price of our common shares on the Nasdaq on that day, from our officers in satisfaction of tax withholding and payment obligations in connection with awards of our common shares.
Note 5. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager. In connection with our IPO, we entered into a management agreement with our Manager, or our Management Agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Fees and Expense Reimbursements. Under our Management Agreement, we are responsible to pay our Manager the following:

•
Base Management Fee. We are required to pay our Manager an annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our Management Agreement, “Equity” means (a) the sum of (i) the proceeds received by us from our IPO and the concurrent private placement of our common shares to our Manager, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest,

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

plus (iii) our cumulative Core Earnings, as defined below, for the period commencing on the completion of our IPO to the end of the most recent calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to our Manager and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis.

•
Incentive Fee. Starting in the first full calendar quarter following the first anniversary of the closing of our IPO, or the quarter ending December 31, 2018, we will be required to pay our Manager quarterly an incentive fee in arrears in cash equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) our Core Earnings for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to our Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of our IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero.

For purposes of the calculation of base management fees and incentive fees payable to our Manager, “Core Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by our Manager; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) onetime events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between our Manager and our Independent Trustees and approved by a majority of our Independent Trustees. Pursuant to the terms of our Management Agreement, the exclusion of depreciation and amortization from the calculation of Core Earnings shall only apply to owned real estate. Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to our Manager. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Core Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Core Earnings. Equity and Core Earnings as defined in our Management Agreement are non-GAAP financial measures and may be different than our shareholders’ equity and our net income calculated according to GAAP.
Pursuant to our Management Agreement, for the period beginning on September 18, 2017, the date on which we entered into the agreement, through December 31, 2017, we recognized management fees of $260 and we incurred shared services costs of $428 payable to our Manager as reimbursement for shared services costs it paid to RMR LLC.
Term and Termination. The initial term of our Management Agreement ends on December 31, 2020. Our Management Agreement automatically renews for successive one year terms beginning January 1, 2021 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of our Independent Trustees based upon a determination that (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (provided that in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). Our Management Agreement may be terminated by our Manager before each annual renewal upon written notice delivered to our Board of Trustees no later than 180 days prior to an annual renewal date. We may also terminate our Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us upon the occurrence of a “cause event,” as defined in the Management Agreement. Our Manager may terminate our Management Agreement in certain other circumstances, including if we become required to register as an investment company under the Investment Company Act of 1940, as amended, for our uncured “material breach,” as defined in our Management Agreement, we materially reduce our Manager’s duties and responsibilities or scope of its authority under our Management Agreement or we cease or take steps to cease to conduct the business of originating or investing in commercial real estate, or CRE, loans.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Termination Fee. In the event our Management Agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to our Manager during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by our Manager during such period, plus (b) an amount equal to the initial organizational costs related to our formation and the costs of our IPO and the concurrent private placement paid by our Manager. No termination fee will be payable if our Management Agreement is terminated by us for a cause event or by our Manager without our material breach.
Expense Reimbursement. Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us from time to time. Generally, it is the practice of our Manager and The RMR Group LLC, or RMR LLC, to treat individuals who spend 50% or more of their business time providing services to our Manager as employees of our Manager. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our Management Agreement to be borne by our Manager.
Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. In addition, we will also pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its subsidiaries provide management services. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $35 for the year ended December 31, 2017. These amounts are included in general and administrative expenses in our statement of operations for this period.
These amounts and all other related party costs which we may reimburse, if any, will be subject to approval by a majority of our Independent Trustees at least annually. If our cash flows are insufficient to pay reimbursements owed to our Manager, we may pay them from the proceeds of our IPO and the concurrent private placement, which would reduce the amount of cash we have available for investing and other purposes.
Business Opportunities. Under our Management Agreement, we and our Manager have agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates, including RMR LLC, will sponsor or manage any other publicly owned REIT that invests primarily in first mortgage loans secured by middle market and transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our Management Agreement does not prohibit our Manager or its affiliates (including RMR LLC) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds, investment vehicles, REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage loans secured by middle market or transitional CRE or other investments like those we intend to make. Our Management Agreement also provides that if our Manager, its affiliates (including RMR LLC) or any of their respective directors, trustees, officers, employees or agents acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law.
Because our Manager and RMR LLC will not be prohibited from competing with us in all circumstances, and RMR LLC provides management services to other companies, conflicts of interest exist with regard to the allocation of investment opportunities and for the time and attention of our Manager, RMR LLC and their personnel. Our Management Agreement acknowledges these conflicts of interest and, in that agreement, we agree that our Manager, RMR LLC and their subsidiaries may resolve such conflicts in good faith in their fair and reasonable discretion. In the case of such a conflict, our Manager, RMR LLC and their subsidiaries will endeavor to allocate such investment opportunities in a fair and reasonable manner, taking into account such factors as they deem appropriate.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Liability and Indemnification. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Pursuant to our Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. Under the terms of our Management Agreement, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries, or any of the trustees, directors or shareholders of any of our subsidiaries, for any acts or omissions related to the provision of services to us under our Management Agreement, except by reason of acts or omissions that have been determined in a final, non-appealable adjudication to have constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our Management Agreement. In addition, under the terms of our Management Agreement, we agree to indemnify, hold harmless and advance expenses to our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’ and experts’ fees and expenses, arising from any acts or omissions related to the provision of services to us or the performance of any matters pursuant to an instruction by our Board of Trustees, except to the extent there is a final, non-appealable adjudication that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our Management Agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.
Other. In addition to the fees and expense reimbursements payable to our Manager under our Management Agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we seek to securitize some of our CRE loans, our Manager or its affiliates may act as collateral manager. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
Note 6. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are the controlling shareholders (through ABP Trust) of RMR Inc. and own (through ABP Trust) all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a director of our Manager, an officer of RMR LLC and a managing director, president and chief executive officer of RMR Inc. Barry Portnoy is a director of our Manager, an officer of RMR LLC and a managing director of RMR Inc. Each of our executive officers is also an officer of our Manager or RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its subsidiaries provide management services and Adam Portnoy serves as a managing director or managing trustee of most of those companies. In addition, officers of our Manager, RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, Tremont Realty Advisors LLC. Our Manager provides management services to us pursuant to our Management Agreement. See Note 5 for further information regarding our Management Agreement.
We were formed as a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of December 31, 2017, owned 600,100 of our common shares, or approximately 19.2% of our outstanding common shares. Our Manager agreed to pay the initial organizational costs related to our formation and the other costs of our IPO, including the underwriting discounts and commissions; as of December 31, 2017, our Manager incurred approximately $6,823 in such costs. Each of our Managing Trustees and officers is also a director or officer of our Manager and RMR LLC.
We and our Manager entered into a private placement purchase agreement concurrently with our IPO, pursuant to which our Manager acquired 600,000 of our common shares at a price of $20.00 per share, which was the same price at which we sold our common shares in our IPO. Under the private placement purchase agreement, we granted to our Manager certain demand and piggyback registration rights, subject to certain limitations, covering our common shares owned by our Manager.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Managing Trustees. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 5 for further information regarding this shared services arrangement.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. We paid aggregate premiums of $224 for this policy in 2017. These amounts are included in general and administrative expenses in our statement of operations for this period.
Note 7. Income Taxes
We intend to elect and qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017, and to maintain such qualification thereafter.  As of December 31, 2017, we had net operating loss of $1,296. As a REIT we will not be able to realize the future benefit of these losses and accordingly have provided a 100% valuation allowance.
Note 8. Weighted Average Common Shares
We calculated earnings per share, or EPS, for the year ended December 31, 2017 using the weighted average number of common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The year ended December 31, 2017 had 3,581 of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.
Note 9. Fair Value of Financial Instruments
As of December 31, 2017, the fair values of our financial instruments, which include cash and cash equivalents, prepaid expenses, due to related parties, accounts payable, and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
Note 10. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for June 1, 2017 (inception) through December 31, 2017:

	Third	Fourth
	Quarter	Quarter
Interest income	$23	$199
Net loss	$(238)	$(1,058)
Weighted average common shares	438	3,106

Per share data:
Net loss per common share - basic and diluted	$(0.54)	$(0.34)
Note 11. Subsequent Event
On February 9, 2018, one of our wholly owned subsidiaries entered into a master repurchase agreement, or our master repurchase agreement, with Citibank, N.A., or Citibank, for a $100.0 million master repurchase facility, or our master repurchase facility, pursuant to which we may sell to Citibank, and later repurchase, floating-rate mortgage loans and other related assets, or purchased assets. Our master repurchase agreement has a stated expiration date of February 9, 2021, unless terminated earlier according to its terms.
Under our master repurchase facility, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral.
In connection with our master repurchase facility, we entered into a guaranty which requires us to fully and promptly pay the purchase price, purchase price differential and any costs and expenses of Citibank related to the facility. This guaranty also requires us to comply with customary financial covenants which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
Our master repurchase agreement also contains margin maintenance provisions that provide Citibank with the right, in certain circumstances related to a credit event, as defined in our master repurchase agreement, to re-determine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Citibank may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to its approval.
Our master repurchase agreement provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary RMR LLC.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman Chief Executive Officer
Dated: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	Chief Executive Officer	February 22, 2018
David M. Blackman

/s/ G. Douglas Lanois	Chief Financial Officer and Treasurer	February 22, 2018
G. Douglas Lanois	(principal financial and accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 22, 2018
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 22, 2018
Barry M. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 22, 2018
Jeffrey P. Somers

/s/ John L. Harrington	Independent Trustee	February 22, 2018
John L. Harrington

/s/ Joseph L. Morea	Independent Trustee	February 22, 2018
Joseph L. Morea