Form 10-Q
period 2018-03-31
Tremont Mortgage Trust
filed 2018-05-14
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of May 13, 2018: 3,142,939

TREMONT MORTGAGE TRUST
FORM 10-Q
March 31, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements (unaudited)
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$60,621	$61,666
Restricted cash	214	—
Deferred financing costs, net	746	—
Prepaid expenses and other assets	223	259
Total assets	$61,804	$61,925

Liabilities and Shareholders' Equity
Accounts payable, accrued liabilities and deposits	$749	$301
Due to related persons	1,114	754
Total liabilities	1,863	1,055

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,127,939 and 3,126,439 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	31
Additional paid in capital	62,155	62,135
Cumulative net loss	(2,245)	(1,296)
Total shareholders’ equity	59,941	60,870
Total liabilities and shareholders' equity	$61,804	$61,925

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

Three Months Ended March 31, 2018
Income:
Interest income from investments	$233
Less: Interest and related expenses	(37)
Total income from investments, net	196

Expenses:
Management fees	225
General and administrative expenses	545
Shared services agreement reimbursement	375
Total expenses	1,145
Loss before income tax expense	(949)
Income tax expense	—
Net loss	$(949)

Weighted average common shares outstanding	3,111

Net loss per common share - basic and diluted	$(0.31)

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(unaudited)

Three Months Ended March 31, 2018
Cash Flows from Operating Activities
Net loss	$(949)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	20
Amortization of deferred financing costs	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34
Accounts payable, accrued liabilities and deposits	432
Due to related persons	360
Net cash used in operating activities	(65)

Cash Flows from Financing Activities
Payments for deferred financing costs	(766)
Net cash used in financing activities	(766)

Decrease in cash, cash equivalents and restricted cash	(831)
Cash, cash equivalents and restricted cash at beginning of period	61,666
Cash, cash equivalents and restricted cash at end of period	$60,835
Supplemental disclosure of cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statement of cash flows:

March 31, 2018
Cash and cash equivalents	$60,621
Restricted cash	214
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$60,835

See accompanying notes.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Tremont Mortgage Trust and its subsidiaries, or we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include the fair value of financial instruments.
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
Note 3. Summary of Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted cash primarily consists of deposit proceeds from potential borrowers when originating loans, which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower.
Repurchase Agreements. Loans financed through repurchase agreements will generally be treated as collateralized financing transactions and will remain recorded in our consolidated balance sheets as assets, and cash received from the purchasers will be recorded in our consolidated balance sheets as a liability. Interest paid in accordance with repurchase agreements will be recorded as interest expense in our consolidated statement of operations.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are recorded in our consolidated statement of operations as a component of interest and related expenses. At March 31, 2018, we had approximately $746 of capitalized financing costs, net of amortization.
Fair Value of Financial Instruments. Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts payable, accrued liabilities and deposits and due to related persons. We consider the carrying values of cash, restricted cash, accounts payable and deposits and due to related persons to approximate the fair values of these financial instruments based on the short duration between origination of these instruments and their expected realizations.
Net Loss Per Common Share. We calculate basic earnings per common share by dividing net loss by the weighted average number of common shares outstanding during the period. We calculate diluted net loss per share using the more dilutive of the two class method or the treasury stock method.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revenue Recognition. Interest income related to our first mortgage loans secured by commercial real estate, or CRE, will generally be accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded unless it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual.
For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded as impairment.
Loan Impairment. Generally, our loans will be classified as held for investment based upon our intent and ability to hold them until maturity. We expect that loans that are held for investment will be carried at cost, net of unamortized loan fees and origination and acquisition costs which are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value.
We will evaluate loans classified as held for investment for impairment periodically. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at an impaired loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired will involve judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including making assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income in our consolidated statement of operations.
Note 4. Recent Accounting Pronouncements
On January 1, 2018, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We have evaluated ASU No. 2014-09 and related clarifying guidance issued by the FASB and determined that interest income and gains and losses on financial instruments are outside of its scope; therefore, the adoption of ASU No. 2014-09 did not have a material impact in our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our consolidated financial statements.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are included with cash and cash equivalents in the consolidated statement of cash flows. Restricted cash, which primarily consists of deposit proceeds from potential borrowers which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower, totaled $214 as of March 31, 2018. The adoption of this update did not change our balance sheet presentation.
Note 5. Repurchase Facility
On February 9, 2018, one of our wholly owned subsidiaries entered into a master repurchase agreement, or our master repurchase agreement, with Citibank, N.A., or Citibank, for a $100,000 master repurchase facility, or our master repurchase facility, pursuant to which we may sell to Citibank, and later repurchase, floating rate mortgage loans and other related assets, or purchased assets. Our master repurchase agreement expires February 9, 2021, unless terminated earlier according to its terms.
Under our master repurchase facility, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral.
In connection with our master repurchase facility, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to the facility. This guaranty also requires us to comply with customary financial covenants which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
Our master repurchase agreement also contains margin maintenance provisions that provide Citibank with the right, in certain circumstances related to a credit event, as defined in our master repurchase agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval.
Our master repurchase agreement provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC.
As of March 31, 2018, we had no outstanding balances under our master repurchase facility.
Note 6. Shareholders' Equity
Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan.
On March 9, 2018, in accordance with our Trustee compensation arrangements, we granted 1,500 of our common shares, valued at $13.31 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to our Managing Trustee who was elected as a Managing Trustee that day.
On April 25, 2018, we granted 3,000 of our common shares, valued at $12.61 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 7. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We pay our Manager an annual base management fee that is equal to 1.5% of our “equity,” as defined. We pay this business management fee in cash quarterly in arrears. In addition, beginning in the fourth quarter of 2018, we may pay our Manager an incentive fee if it is earned under our management agreement. The incentive fee, if any, will be payable in cash quarterly in arrears. Pursuant to our management agreement, we recognized management fees of $225 for the three months ended March 31, 2018.
Our Manager is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. In addition, we will also pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its subsidiaries provide management services. For the three months ended March 31, 2018, we incurred shared services costs of $375 payable to our Manager as reimbursement for shared services costs it paid to RMR LLC.
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 7 for further information regarding our management agreement with our Manager.
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of March 31, 2018, owned 600,100 of our common shares, or approximately 19.2% of our outstanding common shares. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including underwriting discounts and commissions, totaling $6,823. Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is a managing director, president and chief executive officer of RMR Inc. and an officer of our Manager, ABP Trust and RMR LLC. David M. Blackman, our other Managing Trustee and our Chief Executive Officer, also serves as the President of our Manager and an executive officer of RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. See Note 7 for further information regarding these shared services arrangements.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 9. Income Taxes
We intend to elect and qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017, and to maintain such qualification thereafter. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided that we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are subject to certain state and local taxes, certain of which amounts are reported as income taxes in our condensed consolidated statement of income. We do not currently expect recent amendments to the IRC to have a significant impact on us; however, we will monitor future interpretations of such amendments as they develop, and accordingly, our estimates and disclosures may change.
Note 10. Weighted Average Common Shares
We calculated earnings per share, or EPS, for the period ended March 31, 2018 using the weighted average number of common shares outstanding during the period. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The period ended March 31, 2018 had 856 of restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.
Note 11. Subsequent Events
In April 2018, we announced the closing of a $18,100 first mortgage bridge loan, of which $15,800 was funded by us at closing, to finance the acquisition of a 184,000 square foot, 14-story office tower located in Metairie, LA. This loan bears interest at a variable rate of one month LIBOR plus a premium of 500 basis points payable monthly and an as-is loan to value ratio, or LTV ratio, of approximately 80%. This loan also includes a future funding allowance of up to $2,300 for tenant improvements, leasing commissions, marketing and capital expenditures. The loan has a three year initial term and two one year borrower extension options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW (dollars in thousands, except per share data)
We are a REIT that was organized under Maryland law in 2017. We focus on originating and investing in first mortgage loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $75,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
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
Our Manager is an investment adviser registered with the Securities and Exchange Commission, or SEC. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
We intend to operate our business in a manner consistent with our intention to qualify for taxation as a REIT for U.S. federal income tax purposes, and to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Book Value per Common Share
The following table calculates our book value per common share (amounts in thousands, except per share data).

	March 31, 2018	December 31, 2017
Shareholders' equity	$59,941	$60,870
Total outstanding common shares	3,128	3,126
Book value per common share	$19.16	$19.47
Investment Activities
In April 2018, we announced the closing of a $18,100 first mortgage bridge loan, of which $15,800 was funded by us at closing, to finance the acquisition of a 184,000 square foot, 14-story office tower located in Metairie, LA. This loan bears interest at a variable rate of one month LIBOR plus a premium of 500 basis points payable monthly and an as-is LTV ratio of approximately 80%. This loan also includes a future funding allowance of up to $2,300 for tenant improvements, leasing commissions, marketing and capital expenditures. The loan has a three year initial term and two one year borrower extension options.
In March 2018, we entered a loan application with a borrower for a first mortgage bridge loan totaling $15,200 to refinance a 136,000 square foot office building located in Houston, TX.
In May 2018, we entered a loan application with a borrower for a first mortgage bridge loan totaling $14,846 to refinance a 62,000 square foot office building located in Westchester County, NY.
Financing Activities
On February 9, 2018, one of our wholly owned subsidiaries entered into our $100,000 master repurchase agreement with Citibank. As of March 31, 2018, we had no outstanding balances under our master repurchase facility. For more information regarding our master repurchase facility, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (dollars in thousands)
As of March 31, 2018, we had not originated any loans or investments. Although we were formed on June 1, 2017, we did not commence operations until the closing of our IPO. The expenses we incurred during the three months ended March 31, 2018 include management fees and shared services costs of $600 and other general and administrative expenses of $545. Our results of operations for the three months ended March 31, 2018 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our future investment activities.
Factors Affecting Operating Results
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
Changes in Fair Value of our Assets. We generally expect to hold our investments for their contractual terms. We will evaluate our investments for impairment periodically. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
Although we generally expect to hold our investments for their contractual terms, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.
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
Market Conditions. Under current market conditions, we believe that we will be able to identify a number of attractive financing opportunities by focusing on middle market and transitional CRE loans. We expect our primary focus will be originating and investing in floating rate first mortgage loans of less than $50,000. We believe that there is currently an imbalance in the CRE debt market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago. We also believe that this imbalance is especially pronounced for middle market and transitional CRE. We believe that this market dynamic creates an opportunity for alternative lenders, like us, to provide CRE debt financing to commercial property owners who in the past have obtained debt financing from historical CRE debt providers, such as banks and insurance companies.
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
Although a large amount of capital has been raised recently by alternative CRE debt providers, most of this capital has been raised by a small number of firms. We believe that firms raising large amounts of capital generally target large loan investments in order to deploy the capital efficiently, and that most of the capital recently raised for CRE debt financing, including capital raised by many other commercial mortgage REITs, will be used for loan investments of greater than $50,000. We also believe that, since the 2008 global financial crisis, financial institutions and other historical CRE debt providers, such as banks and insurance companies, have increased their focus on investments in lower LTV loans and in stabilized properties.

We believe that this market dynamic has contributed to the current supply and demand imbalance for middle market and transitional CRE debt financing.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) coupons on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher interest rates; and (d) refinancing by our borrowers to become more difficult and costly, negatively impacting refinancing as a source of repayment for our investments.
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
We plan to declare and pay our first distribution to common shareholders after successfully deploying the capital raised in our IPO and concurrent private placement.
Cash Used in Operating Activities. During the three months ended March 31, 2018, our cash used in operating activities of $65 consisted of a net loss of $949, partially offset by amortization of deferred financing fees related to our master repurchase facility of $38 and share based compensation of $20 , amounts accrued but not yet paid for due to related persons of $360, accounts payable and other accrued liabilities of $432 and expense recognition for certain amounts paid prior to January 1, 2018 for prepaid expenses and other assets of $34.
Cash Provided by or Used in Investing Activities. During the three months ended March 31, 2018, we did not receive any cash from, or use any cash in, investing activities.
Cash Used in Financing Activities. During the three months ended March 31, 2018, our cash from financing activities consisted of the $766 of deferred financing cost payments related to our master repurchase facility.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
On February 9, 2018, one of our wholly owned subsidiaries entered into our $100,000 master repurchase agreement with Citibank. We had no outstanding balances under, and believe we were in compliance with the terms and conditions of the covenants of, our master repurchase facility. For more information regarding our master repurchase facility, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC pursuant to which we expect, during the first year of our operations, to reimburse our Manager approximately $1,500 for shared services costs; our Manager is our largest shareholder and, at March 31, 2018, owned approximately 19.2% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc. Other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report. Our exposure to market risks has not changed materially from those set forth in our Annual Report.
Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR OPERATING AND INVESTMENT TARGETS, GUIDELINES, INVESTMENT AND FINANCING STRATEGIES AND LEVERAGE POLICIES,

•	THE ABILITY OF OUR MANAGER TO LOCATE SUITABLE INVESTMENTS FOR US, MONITOR, SERVICE AND ADMINISTER OUR INVESTMENTS AND IMPLEMENT OUR INVESTMENT STRATEGY,

•	THE ORIGINATION, EXTENSION, EXIT, PREPAYMENT OR OTHER FEES WE MAY EARN,

•	YIELDS THAT MAY BE AVAILABLE TO US FROM MORTGAGES ON SPECIALIZED REAL ESTATE,

•	THE LENGTH AND OTHER TERMS OF OUR LOANS,

•	THE ABILITY AND WILLINGNESS OF OUR BORROWERS TO REPAY OUR LOANS AND INVESTMENTS IN A TIMELY MANNER OR AT ALL,

•	OUR EXPECTED OPERATING RESULTS,

•	THE AMOUNT AND TIMING OF ANY CASH FLOWS WE MAY RECEIVE FROM OUR INVESTMENTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

•	OUR PROJECTED LEVERAGE,

•	OUR ABILITY TO OBTAIN AND MAINTAIN FINANCING TO ENABLE US TO USE LEVERAGE TO MAKE ADDITIONAL INVESTMENTS OR TO INCREASE OUR POTENTIAL RETURNS,

•	THE COST AND AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR ABILITY TO MAINTAIN OUR EXEMPTION FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT,

•	OUR UNDERSTANDING OF OUR COMPETITION AND OUR ABILITY TO COMPETE,

•	OUR ABILITY TO CARRY OUT OUR BUSINESS STRATEGY AND THE OPPORTUNITIES WE BELIEVE MAY EXIST FOR OUR BUSINESS,

•	THE CREDIT QUALITIES OF BORROWERS,

•	MARKET TRENDS IN OUR INDUSTRY, INTEREST RATES, REAL ESTATE VALUES, THE DEBT SECURITIES MARKETS OR THE GENERAL ECONOMY, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY, THE CRE INDUSTRY AND THE CAPITAL MARKETS ON US AND OUR BORROWERS,

•	COMPETITION WITHIN THE CRE LENDING INDUSTRY,

•	CHANGES IN THE AVAILABILITY, SOURCING AND STRUCTURING OF CRE LENDING,

•	DEFAULTS BY BORROWERS ON OUR LOANS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, RMR LLC AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	WE HAVE A LIMITED OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY OR GENERATE SUFFICIENT REVENUE TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•
WE PLAN TO DECLARE AND PAY OUR FIRST DISTRIBUTION TO OUR SHAREHOLDERS AFTER WE FULLY INVEST THE CAPITAL RAISED IN OUR IPO AND CONCURRENT PRIVATE PLACEMENT. HOWEVER, WE MAY NOT DECLARE ANY DISTRIBUTION TO OUR SHAREHOLDERS IN THE FUTURE AND, IF AND AFTER OUR FIRST DISTRIBUTION IS DECLARED AND PAID, ANY DISTRIBUTIONS DECLARED AND PAID THEREAFTER MAY DECLINE,

•	COMPETITION MAY LIMIT OUR ABILITY TO MAKE DESIRABLE INVESTMENTS,

•
OUR BELIEF THAT THERE MAY BE REDUCED SUPPLY OF CRE DEBT CAPITAL AND INCREASED DEMAND FOR CRE DEBT CAPITAL WHEN COMPARED TO A DECADE AGO MAY NOT BE CORRECT; FURTHER, ANY SUCH IMBALANCE THAT MAY NOW EXIST COULD BE CORRECTED. INCREASED SUPPLY OF CRE DEBT CAPITAL OR REDUCED DEMAND FOR CRE DEBT CAPITAL WOULD INCREASE COMPETITION FOR INVESTMENTS IN THE CRE DEBT MARKET,

•
CONTINGENCIES RELATED TO LOANS THAT WE HAVE ENTERED APPLICATIONS WITH BORROWERS FOR BUT HAVE NOT CLOSED MAY NOT BE SATISFIED AND THE CLOSINGS OF PENDING LOANS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE,

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

•
OUR ABILITY TO OBTAIN FINANCING UNDER OUR MASTER REPURCHASE FACILITY IS CONTINGENT UPON OUR ABILITY TO EFFECTIVELY ORIGINATE INVESTMENTS. HOWEVER, WE CANNOT BE SURE THAT WE WILL BE ABLE TO USE OUR MASTER REPURCHASE FACILITY AS WE EXPECT OR EFFECTIVELY ORIGINATE INVESTMENTS IN THE NEAR FUTURE OR AT ALL,

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
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our Annual Report.
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
There has been no material change in the planned use of proceeds from our IPO as described in the prospectus related to our IPO dated September 13, 2017. As described in the prospectus, we intend to use the proceeds primarily for originating and investing in floating rate first mortgage loans, subordinated mortgages, mezzanine loans, or preferred equity interests in entities that own middle market and transitional CRE.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 25, 2018.)
10.2	Letter dated as of March 9, 2018 between the Company and Tremont Realty Advisors LLC regarding Management Agreement (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman Chief Executive Officer
Dated: May 14, 2018

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: May 14, 2018