Form 10-Q
period 2018-08-10
Tremont Mortgage Trust
filed 2018-08-10
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of August 9, 2018: 3,142,939

TREMONT MORTGAGE TRUST
FORM 10-Q
June 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements (unaudited)
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$30,525	$61,666
Restricted cash	284	—
Loans held-for-investment, net	28,456	—
Accrued interest receivable	66	—
Prepaid expenses and other assets	248	259
Deferred financing costs, net	683	—
Total assets	$60,262	$61,925

Liabilities and Shareholders' Equity
Accounts payable, accrued liabilities and deposits	$687	$301
Due to related persons	226	754
Total liabilities	913	1,055

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,142,939 and 3,126,439 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	31	31
Additional paid in capital	62,344	62,135
Cumulative net loss	(3,026)	(1,296)
Total shareholders’ equity	59,349	60,870
Total liabilities and shareholders' equity	$60,262	$61,925

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Income:
Interest income from investments	$495	$728
Less: Interest and related expenses	(66)	(103)
Total income from investments, net	429	625

Expenses:
Management fees	222	447
General and administrative expenses	613	1,158
Shared services agreement reimbursement	375	750
Total expenses	1,210	2,355
Loss before income tax expense	(781)	(1,730)
Income tax expense	—	—
Net loss	$(781)	$(1,730)

Weighted average common shares outstanding	3,123	3,117

Net loss per common share - basic and diluted	$(0.25)	$(0.55)

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(unaudited)

Six Months Ended June 30, 2018
Cash Flows from Operating Activities
Net loss	$(1,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	209
Amortization of deferred financing costs	103
Amortization of loan origination and exit fees	(32)
Changes in operating assets and liabilities:
Accrued interest receivable	(66)
Prepaid expenses and other assets	11
Accounts payable, accrued liabilities and deposits	370
Due to related persons	(528)
Net cash used in operating activities	(1,663)

Cash Flows from Investing Activities
Origination of loans held-for-investment, net	(28,424)
Net cash used in investing activities	(28,424)

Cash Flows from Financing Activities
Payments for deferred financing costs	(770)
Net cash used in financing activities	(770)

Decrease in cash, cash equivalents and restricted cash	(30,857)
Cash, cash equivalents and restricted cash at beginning of period	61,666
Cash, cash equivalents and restricted cash at end of period	$30,809
Supplemental disclosure of cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statement of cash flows:

June 30, 2018
Cash and cash equivalents	$30,525
Restricted cash	284
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$30,809

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
Loans Held-for-Investment. Generally, our loans will be classified as held-for-investment based upon our intent and ability to hold them until maturity. We expect that loans that are held-for-investment will be carried at cost, net of unamortized loan origination and exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value.
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan-to-value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans will be rated “1” (less risk) through “5” (greater risk) as defined below:
"1" lower risk—Criteria reflects a sponsor having a strong financial condition and low credit risk and our evaluation of management's experience; collateral performance exceeding performance metrics included in the business plan or credit underwriting; and the property demonstrating stabilized occupancy and/or market rates, resulting in strong current cash flow and net operating income and/or having a very low LTV.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

"2" average risk—Criteria reflects a sponsor having a stable financial condition and our evaluation of management's experience; collateral performance meeting or exceeding substantially all performance metrics included in the business plan or credit underwriting; and the property demonstrating improved occupancy at market rents, resulting in sufficient current cash flow and/or having a low LTV.
"3" acceptable risk—Criteria reflects a sponsor having a history of repaying loans at maturity and meeting its credit obligations and our evaluation of management's experience; collateral performance expected to meet performance metrics included in the business plan or credit underwriting; and the property having a moderate LTV. New loans and loans with a limited history will typically be assigned this rating and will be adjusted to other levels from time to time as appropriate.
"4" higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and the property having a high LTV.
"5" impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds-in-lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and the property having a very high LTV.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired will involve judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statement of operations.
As of June 30, 2018, we have not recorded any allowance for losses as we believe it is probable that we will be able to collect all amounts due pursuant to the contractual terms of our loans.
Fair Value of Financial Instruments. Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands the required disclosure regarding fair value measurements. ASC Topic 820-10 defines fair value as the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. We determine the estimated fair value of financial assets and liabilities using the three tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The three levels of inputs that may be used to measure fair value are as follows:
Level I—Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level II—Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
Level III—Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.
Loan Deferred Fees. Loan origination and exit fees are reflected in loans held-for-investment, net, in our consolidated balance sheets and include fees charged to borrowers. These fees are amortized into interest income over the life of the related loans held-for-investment.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At June 30, 2018, we had approximately $683 of capitalized financing costs, net of amortization.
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
Note 4. Recent Accounting Pronouncements
On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We have evaluated ASU No. 2014-09 and related clarifying guidance issued by the FASB and determined that interest income and gains and losses on financial instruments are outside of its scope; therefore, the adoption of ASU No. 2014-09 did not have a material impact in our consolidated financial statements.
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
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are included with cash and cash equivalents in the consolidated statement of cash flows. Restricted cash, which primarily consists of deposit proceeds from potential borrowers which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower, totaled $284 as of June 30, 2018. The adoption of this update did not change our consolidated balance sheet presentation.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to non-employees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 5. Loans Held-for-Investment
We originate first mortgage loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments.
As of June 30, 2018, we had established a portfolio of investments with a total commitment of approximately $33,302, of which $4,524 remained unfunded. At June 30, 2018, these loans had a total principal balance in loans held-for-investment of $28,778, and a net book value of $28,456, net of deferred fees totaling $322; a weighted average all-in yield, which includes the amortization of deferred fees, of 7.32%; a weighted average coupon rate of 6.63%; a weighted average maximum maturity of 4.9 years, assuming full term extension of all loans; and a weighted average LTV of 75%.
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan, and sponsorship.
During the quarter ended June 30, 2018, we originated two first mortgage bridge loans with an aggregate net book value of $28,456. Based on our internal risk rating policy, each of these loans was assigned an acceptable risk rating. We did not have any impaired loans, nonaccrual loans, or loans in default as of June 30, 2018, thus, we did not record a reserve for loan loss.
See Note 3 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Note 6. Repurchase Facility
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
In connection with our master repurchase facility, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to the facility. This guaranty also requires us to comply with customary financial covenants, which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
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
As of June 30, 2018, we had no outstanding balances under our master repurchase facility. In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $21,583.
Note 7. Fair Value of Financial Instruments
As of June 30, 2018, the carrying values of certain of our financial instruments, which include cash and cash equivalents, restricted cash, prepaid expenses, due to related parties, accounts payable, accrued expenses and deposits, approximated their fair values due to the short term nature of these financial instruments.
At June 30, 2018, the estimated fair value of our loans held-for-investment was $28,778, which we estimated using Level III inputs. We estimated the fair values of our loans held-for-investment by using discounted cash flow analysis and currently prevailing market terms as of the measurement date (Level III inputs as defined in the fair value hierarchy under GAAP).
Note 8. Shareholders' Equity
Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan
On March 9, 2018, in accordance with our Trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 1,500 of our common shares, valued at $13.31 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to the Managing Trustee who was elected as a Managing Trustee that day.
On April 25, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $12.61 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.
Note 9. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We pay our Manager an annual base management fee that is equal to 1.5% of our “equity,” as defined. We pay this business management fee in cash quarterly in arrears. Pursuant to our management agreement, we recognized management fees of $222 for the three months ended June 30, 2018, and $447 for the six months ended June 30, 2018. In June 2018, our Manager agreed to waive any business management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, beginning in the fourth quarter of 2018, we may be obligated to pay our Manager an incentive fee if it is earned under our management agreement; however, our Manager has agreed that no incentive fee will be paid or payable by us to our Manager for the 2018 or 2019 calendar years.
Our Manager is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $375 and $750 for the three and six months ended June 30, 2018, respectively, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. These amounts are included in shared services

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

agreement reimbursement in our condensed consolidated statements of operations. In addition, we pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its subsidiaries provide management services. We incurred internal audit costs of $27 and $62 for the three and six months ended June 30, 2018, respectively, payable to RMR LLC. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 9 for further information regarding our management agreement with our Manager.
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of June 30, 2018, owned 600,100 of our common shares, or approximately 19.1% of our outstanding common shares. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including underwriting discounts and commissions, totaling $6,823. Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and a managing director, president and chief executive officer of RMR Inc. and an officer of our Manager and of RMR LLC. David M. Blackman, our other Managing Trustee and our Chief Executive Officer, also serves as the president and chief executive officer of our Manager and an executive officer of RMR LLC. Other officers of our Manager and of RMR LLC also serve as our officers. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. See Note 9 for further information regarding these shared services arrangements.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 11. Income Taxes
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
Note 12. Weighted Average Common Shares
We calculated earnings per share, or EPS, for the period ended June 30, 2018 using the weighted average number of common shares outstanding during the period. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. For the three and six months ended June 30, 2018, 599 and 352, respectively, restricted unvested common shares were not included in the calculation of diluted EPS because to do so would have been antidilutive.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 13. Commitments and Contingencies
Unfunded Commitments
As of June 30, 2018, we had unfunded commitments of $4,524 related to our loans held-for-investment. These commitments are not reflected in our condensed consolidated balance sheets.
Note 14. Subsequent Events
In July 2018, we closed a $40,363 first mortgage bridge loan, of which $39,613 was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216-key, 13-story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK Loan. This loan bears interest at a variable rate of one month LIBOR plus a premium of 350 basis points payable monthly and an as-is LTV of approximately 71%. This loan also includes a future funding allowance of up to $750 for a property improvement plan and has a three year initial term and two one year borrower extension options.
In July 2018, we closed a $14,847 first mortgage bridge loan, of which $13,680 was funded by us at closing, to refinance a 62,000 square foot, property located in Scarsdale, NY. This loan bears interest at a variable rate of one month LIBOR plus a premium of 400 basis points payable monthly and an as-is LTV of approximately 78%. This loan also includes a future funding allowance of up to $1,167 for tenant improvements, leasing commissions, and capital expenditures and has a three year initial term and two one year borrower extension options.
In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $21,583.
On July 27, 2018, one of our wholly owned subsidiaries entered into a term loan facility, in the form of a note receivable loan, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB loan, pursuant to which that subsidiary may borrow up to $32,290. The TCB loan is secured by a collateral assignment of the $40,363 JFK Loan. The TCB loan advances up to 80% of the JFK Loan amount from time to time outstanding and matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB loan for two, 12 month periods. Interest on amounts advanced to our subsidiary under the TCB loan is calculated at a floating rate based on one month LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB loan to maintain a 10.5% debt yield on the net operating income of the underlying hotel. The TCB loan is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB loan, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB loan amount plus all related interest and costs. As of July 27, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan.

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
We intend to operate our business in a manner consistent with our intention to elect and qualify for taxation as a REIT under the IRC for U.S. federal income tax purposes, and to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Book Value per Common Share
The following table calculates our book value per common share (amounts in thousands, except per share data).

	Three Months Ended
	June 30, 2018	March 31, 2018
Shareholders' equity	$59,349	$59,941
Total outstanding common shares	3,143	3,128
Book value per common share	$18.88	$19.16
Our Portfolio
Our portfolio of investments had an aggregate net book value of $28,456 as of June 30, 2018. During the quarter ended June 30, 2018, we funded $28,778 of loans in aggregate.
We evaluate each loan for impairment at least quarterly by assessing the risk factors of each loan and assigning a risk rating between “1” and “5,” from least risk to greatest risk, respectively, based on a variety of factors. For a discussion regarding the risk rating system that we use in connection with our portfolio, see Notes 3 and 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the quarter ended June 30, 2018, we originated two first mortgage bridge loans with an aggregate net book value of $28,456. Based on our internal risk rating policy, each of these loans was assigned an acceptable risk rating. We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of June 30, 2018. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the risk rating system that we use in evaluating our loans held-for-investment.

Investment Activities
In April 2018, we closed a $18,102 first mortgage bridge loan, of which $15,949 was funded by us at closing, to finance the acquisition of a 184,000 square foot, 14-story office tower located in Metairie, LA. This loan bears interest at a variable rate of one month LIBOR plus a premium of 500 basis points payable monthly and an as-is LTV of approximately 80%. This loan also includes a future funding allowance of up to $2,153 for tenant improvements, leasing commissions, marketing and capital expenditures and has a three year initial term and two one year borrower extension options. As of June 30, 2018, we had advanced an additional $104 under this loan and there was a remaining future funding allowance of up to $2,049.
In June 2018, we closed a $15,200 first mortgage bridge loan, of which $12,725 was funded by us at closing, to refinance a 136,000 square foot office building located in Houston, TX. This loan bears interest at a variable rate of one month LIBOR plus a premium of 400 basis points payable monthly and an as-is LTV of approximately 69%. This loan also includes a future funding allowance of up to $2,475 for building improvements and leasing capital and has a three year initial term and two one year borrower extension options.
In July 2018, we closed the $40,363 JFK Loan, of which $39,613 was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216-key, 13-story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY. This loan bears interest at a variable rate of one month LIBOR plus a premium of 350 basis points payable monthly and an as-is LTV of approximately 71%. This loan also includes a future funding allowance of up to $750 for a property improvement plan and has a three year initial term and two one year borrower extension options.
In July 2018, we closed a $14,847 first mortgage bridge loan, of which $13,680 was funded by us at closing, to refinance a 62,000 square foot, property located in Scarsdale, NY. This loan bears interest at a variable rate of one month LIBOR plus a premium of 400 basis points payable monthly and an as-is LTV of approximately 78%. This loan also includes a future funding allowance of up to $1,167 for building improvements and leasing capital and has a three year initial term and two one year borrower extension options.
Financing Activities
On February 9, 2018, one of our wholly owned subsidiaries entered into our $100,000 master repurchase agreement with Citibank. As of June 30, 2018, we had no outstanding balances under our master repurchase facility. In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $21,583.
For more information regarding our master repurchase facility, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 27, 2018, one of our wholly owned subsidiaries entered into the TCB loan, pursuant to which that subsidiary may borrow up to $32,290. As of July 27, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan. For more information regarding the TCB loan, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS (dollars in thousands)
We originate first mortgage loans secured by middle market and transitional CRE and related instruments which are generally held as long term investments. These assets are classified as loans held-for-investment in our condensed consolidated balance sheets. Loans held-for-investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
For the three months ended June 30, 2018 we incurred a net loss of $781. We generated interest income of $495 and incurred interest and related expenses of $66, which resulted in $429 net interest income during the quarter ended June 30, 2018. The expenses we incurred during the three months ended June 30, 2018 include management fees and shared services costs of $598 and other general and administrative expenses of $613.
For the six months ended June 30, 2018 we incurred a net loss of $1,730. We generated interest income of $728 and amortization of $103, which resulted in $625 of net interest income during the six months ended June 30, 2018. The expenses we incurred during six months ended June 30, 2018 include management fees and shared services costs of $1,197 and other general and administrative expenses of $1,158.
Our results of operations for the three and six months ended June 30, 2018 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our future investment activities.
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
Availability of Leverage and Equity. We expect to use leverage to make additional investments that may increase our potential returns. We may not be able to obtain the amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. To continue to grow our portfolio of investments, we may also seek to raise additional equity capital. Our access to additional equity capital will depend on many factors, and we may not be able to raise equity capital in the future.
Market Conditions. Under current market conditions, we believe that we will be able to identify additional attractive financing opportunities by continuing to focus on middle market and transitional CRE loans. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage loans of less than $50,000. We believe that there is currently an imbalance in the CRE debt market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago, which is especially pronounced for middle market and transitional CRE, and that this market dynamic creates an opportunity for alternative lenders, like us, to provide CRE debt financing to commercial property owners who in the past have obtained debt financing from historical CRE debt providers, such as banks and insurance companies.
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
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, as the size of our portfolio continues to grow, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio continues to grow but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.
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
We plan to declare and pay our first distribution to common shareholders after successfully deploying the capital raised in our IPO and concurrent private placement consistent with our leverage strategy.
Cash Used in Operating Activities. During the six months ended June 30, 2018, our cash used in operating activities of $1,663 consisted of a net loss of $1,730, partially offset by amortization of deferred financing fees related to our master repurchase facility of $103, share based compensation of $209 and accounts payable and other accrued liabilities of $370. Our cash used in operating activities also consisted of amounts paid to related persons during the six months ended June 30, 2018, but accrued in prior periods, of $528, amortization of loan origination fees of $32, accrued interest receivable of $66 and prepaid expenses and other assets of $11.
Cash Used in Investing Activities. During the six months ended June 30, 2018, our cash used in investing activities consisted of $28,424 of loan originations, offset by deferred fees received on our loans held-for-investment.
Cash Used in Financing Activities. During the six months ended June 30, 2018, our cash from financing activities consisted of the $770 of deferred financing cost payments related to our master repurchase facility.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
On February 9, 2018, one of our wholly owned subsidiaries entered into our $100,000 master repurchase agreement with Citibank. As of June 30, 2018, we had no outstanding balances under, and believe we were in compliance with the terms and conditions of the covenants of, our master repurchase facility. In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $21,583. For more information regarding our master repurchase facility, see Notes 6 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 27, 2018, one of our wholly owned subsidiaries entered into the TCB loan, pursuant to which that subsidiary may borrow up to $32,290. As of July 27, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan. For more information regarding the TCB loan, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC pursuant to which we expect, during the first year of our operations, to reimburse our Manager approximately $1,500 for shared services costs; our Manager is our largest shareholder and, at June 30, 2018, owned approximately 19.1% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report. Our exposure to market risks has not changed materially from those set forth in our Annual Report.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR OPERATING AND INVESTMENT TARGETS, GUIDELINES, INVESTMENT AND FINANCING STRATEGIES AND LEVERAGE POLICIES,

•	THE ABILITY OF OUR MANAGER TO LOCATE SUITABLE INVESTMENTS FOR US, MONITOR, SERVICE AND ADMINISTER OUR INVESTMENTS AND IMPLEMENT OUR INVESTMENT STRATEGY,

•	THE ORIGINATION, EXTENSION, EXIT, PREPAYMENT OR OTHER FEES WE MAY EARN,

•	YIELDS THAT MAY BE AVAILABLE TO US FROM MORTGAGES ON SPECIALIZED REAL ESTATE,

•	THE DURATION AND OTHER TERMS OF OUR LOANS,

•	THE ABILITY AND WILLINGNESS OF OUR BORROWERS TO REPAY OUR LOANS AND INVESTMENTS IN A TIMELY MANNER OR AT ALL,

•	OUR EXPECTED OPERATING RESULTS,

•	THE AMOUNT AND TIMING OF ANY CASH FLOWS WE MAY RECEIVE FROM OUR INVESTMENTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

•	OUR PROJECTED LEVERAGE,

•	OUR ABILITY TO OBTAIN AND MAINTAIN FINANCING TO ENABLE US TO USE LEVERAGE TO MAKE ADDITIONAL INVESTMENTS OR TO INCREASE OUR POTENTIAL RETURNS,

•	THE COST AND AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY,

•	OUR ABILITY TO QUALIFY AND MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR ABILITY TO MAINTAIN OUR EXEMPTION FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT,

•	OUR UNDERSTANDING OF OUR COMPETITION AND OUR ABILITY TO COMPETE,

•	OUR ABILITY TO CARRY OUT OUR BUSINESS STRATEGY AND THE OPPORTUNITIES WE BELIEVE MAY EXIST FOR OUR BUSINESS,

•	THE CREDIT QUALITIES OF BORROWERS,

•	MARKET TRENDS IN OUR INDUSTRY, INTEREST RATES, REAL ESTATE VALUES, THE DEBT SECURITIES MARKETS OR THE GENERAL ECONOMY, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A

MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY, THE CRE INDUSTRY AND THE CAPITAL MARKETS ON US AND OUR BORROWERS,

•	COMPETITION WITHIN THE CRE LENDING INDUSTRY,

•	CHANGES IN THE AVAILABILITY, SOURCING AND STRUCTURING OF CRE LENDING,

•	DEFAULTS BY BORROWERS ON OUR LOANS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AND MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, RMR LLC AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	WE HAVE A LIMITED OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY OR GENERATE SUFFICIENT REVENUE TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•
WE PLAN TO DECLARE AND PAY OUR FIRST DISTRIBUTION TO OUR SHAREHOLDERS AFTER WE FULLY INVEST THE CAPITAL RAISED IN OUR IPO AND CONCURRENT PRIVATE PLACEMENT, CONSISTENT WITH OUR LEVERAGE STRATEGY. HOWEVER, WE MAY NOT DECLARE ANY DISTRIBUTION TO OUR SHAREHOLDERS IN THE FUTURE AND IF WE WERE TO DECLARE A DISTRIBUTION, THE AMOUNT OF ANY SUCH DISTRIBUTION MAY BE MODEST. IN ADDITION, IF AND AFTER OUR FIRST DISTRIBUTION IS DECLARED AND PAID, ANY DISTRIBUTIONS DECLARED AND PAID THEREAFTER MAY DECLINE,

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

•
CONTINUED AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY AND THE TCB LOAN ARE SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CONDITIONS, AS APPLICABLE, THAT WE MAY BE UNABLE TO SATISFY,

•
FINANCING FOR FLOATING RATE MORTGAGES AND OTHER RELATED ASSETS THAT WE MAY SEEK TO SELL PURSUANT TO OUR MASTER REPURCHASE FACILITY IS SUBJECT TO APPROVAL BY THE LENDER UNDER OUR MASTER REPURCHASE FACILITY WHICH MAY NOT BE OBTAINED,

•	ACTUAL COSTS UNDER OUR MASTER REPURCHASE FACILITY AND THE TCB LOAN WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•	OUR OPTIONS TO EXTEND THE MATURITY DATE OF THE TCB LOAN ARE SUBJECT TO OUR PAYMENT OF EXTENSION FEES AND MEETING OTHER CONDITIONS, BUT THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
OUR ABILITY TO OBTAIN ADDITIONAL FINANCING UNDER OUR MASTER REPURCHASE FACILITY IS CONTINGENT UPON OUR ABILITY TO EFFECTIVELY ORIGINATE ADDITIONAL INVESTMENTS. HOWEVER, WE CANNOT BE SURE THAT WE WILL BE ABLE TO USE OUR MASTER REPURCHASE FACILITY AS WE EXPECT OR EFFECTIVELY ORIGINATE ADDITIONAL INVESTMENTS IN THE NEAR FUTURE OR AT ALL,

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
99.1
Letter dated as of June 20, 2018 between the Company and Tremont Realty Advisors LLC regarding Management Agreement (Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2018.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman Chief Executive Officer
Dated: August 10, 2018

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 10, 2018