Form 10-Q
period 2018-09-30
Tremont Mortgage Trust
filed 2018-11-02
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of November 1, 2018: 3,179,118

TREMONT MORTGAGE TRUST
FORM 10-Q
September 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements (unaudited)
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$30,101	$61,666
Restricted cash	100	—
Loans held-for-investment, net (includes $68,637 and $0 pledged as collateral under master repurchase agreement and note payable)	81,664	—
Accrued interest receivable	293	—
Prepaid expenses and other assets	254	259
Total assets	$112,412	$61,925

Liabilities and Shareholders' Equity
Accounts payable, accrued liabilities and deposits	$607	$301
Master repurchase agreement (net of deferred financing costs of $649 and $0, respectively)	20,935	—
Note payable (net of deferred financing costs of $229 and $0, respectively)	31,461	—
Due to related persons	23	754
Total liabilities	53,026	1,055

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,179,118 and 3,126,439 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	31
Additional paid in capital	62,443	62,135
Cumulative net loss	(3,089)	(1,296)
Total shareholders’ equity	59,386	60,870
Total liabilities and shareholders' equity	$112,412	$61,925

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	June 1, 2017 (inception) through September 30,
	2018	2017	2018	2017
Income:
Interest income from investments	$1,385	$23	$2,113	$23
Less: Interest and related expenses	(563)	—	(666)	—
Total income from investments, net	822	23	1,447	23

Expenses:
Management fees	—	32	447	32
General and administrative expenses	510	176	1,668	176
Shared services agreement reimbursement	375	53	1,125	53
Total expenses	885	261	3,240	261
Loss before income tax expense	(63)	(238)	(1,793)	(238)
Income tax expense	—	—	—	—
Net loss	$(63)	$(238)	$(1,793)	$(238)

Weighted average common shares outstanding	3,129	438	3,121	330

Net loss per common share - basic and diluted	$(0.02)	$(0.54)	$(0.57)	$(0.72)

See accompanying notes.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2018	June 1, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities
Net loss	$(1,793)	$(238)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	325	—
Amortization of deferred financing costs	184	—
Amortization of loan origination and exit fees	(145)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(293)	—
Prepaid expenses and other assets	5	—
Accounts payable, accrued liabilities and deposits	274	75
Due to related persons	(731)	115
Net cash used in operating activities	(2,174)	(48)

Cash Flows from Investing Activities
Origination of loans held-for-investment, net	(81,519)	—
Net cash used in investing activities	(81,519)	—

Cash Flows from Financing Activities
Proceeds from master repurchase agreement	21,583	—
Proceeds from note payable	31,690	—
Payments for deferred financing costs	(1,045)	—
Proceeds from issuance of common shares	—	62,002
Net cash used in financing activities	52,228	62,002

Decrease in cash, cash equivalents and restricted cash	(31,465)	61,954
Cash, cash equivalents and restricted cash at beginning of period	61,666	—
Cash, cash equivalents and restricted cash at end of period	$30,201	$61,954

Supplemental disclosure of cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$30,101	$61,954
Restricted cash	100	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$30,201	$61,954

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
Repurchase Agreements. Loans financed through repurchase agreements will generally be treated as collateralized financing transactions and will remain recorded in our consolidated balance sheets as assets, and cash received from the purchasers will be recorded in our consolidated balance sheets as a liability. Interest paid in accordance with repurchase agreements will be recorded as interest expense in our consolidated statements of operations.
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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired will involve judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statements of operations.
As of September 30, 2018, we have not recorded any allowance for losses as we believe it is probable that we will be able to collect all amounts due pursuant to the contractual terms of our loans.
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

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At September 30, 2018, we had approximately $878 of capitalized financing costs, net of amortization.
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
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. This update also requires a reconciliation of the totals in the statements of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are included with cash and cash equivalents in the consolidated statements of cash flows. Restricted cash, which primarily consists of deposit proceeds from potential borrowers which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower, totaled $100 as of September 30, 2018. The adoption of this update did not change our consolidated balance sheet presentation.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 5. Loans Held-for-Investment
We originate first mortgage loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments.
As of September 30, 2018, we had established a portfolio of investments with a total commitment of approximately $88,512, of which $6,104 remained unfunded. At September 30, 2018, these loans had a total principal balance in loans held-for-investment of $82,408, and a net book value of $81,664, net of deferred fees totaling $744; a weighted average all-in yield, which includes the amortization of deferred fees, of 6.71%; a weighted average coupon rate of 6.09%; a weighted average maximum maturity of 4.8 years, assuming full term extension of all loans; and a weighted average LTV of 73%. To fund these loan originations, we used cash on hand, advancements under our master repurchase agreement and borrowings under a note payable.
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan and sponsorship.
During the nine months ended September 30, 2018, we originated four first mortgage bridge loans with an aggregate net book value of $81,664. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating. We did not have any impaired loans, nonaccrual loans, or loans in default as of September 30, 2018; thus, we did not record a reserve for loan loss.
See Note 3 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Note 6. Secured Debt Agreements
At September 30, 2018, we had a master repurchase facility and a note payable that we have used to finance certain loans.
Master Repurchase Facility
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
In connection with our master repurchase facility, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to the facility. This guaranty also requires us to comply with customary financial covenants, which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. As of September 30, 2018, we believe we were in compliance with the terms and conditions of the covenants of our master repurchase facility.

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
In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us $21,583. As of September 30, 2018, our master repurchase agreement had a weighted average interest rate of LIBOR plus 226 basis points per annum, excluding associated fees and expenses, and a weighted average remaining maturity of 2.4 years. During the nine months ended September 30, 2018, we recorded interest expense of $234 in connection with our master repurchase facility.
Note Payable
In July 2018, we closed a $40,363 first mortgage bridge loan, of which $39,613 was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216-key, 13-story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK Loan, and in connection therewith, one of our wholly owned subsidiaries entered into a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB loan. The TCB loan advances up to 80% of the JFK Loan amount from time to time. The TCB loan matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB loan for two, 12 month periods. Interest on amounts advanced to our subsidiary under the TCB loan is calculated at a floating rate based on one month LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB loan to maintain a 10.5% debt yield on the net operating income of the underlying hotel. The TCB loan is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB loan, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB loan amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include a minimum tangible net worth, minimum asset liquidity, a total indebtedness to tangible net worth leverage ratio and a required debt yield. As of September 30, 2018, we believe we were in compliance with the terms and conditions of the covenants of the TCB loan.
As of September 30, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan with an interest rate of LIBOR plus 215 basis points per annum, excluding associated fees and expenses. During the nine months ended September 30, 2018, we recorded interest expense of $246 in connection with the TCB loan.
Note 7. Fair Value of Financial Instruments
As of each of September 30, 2018 and December 31, 2017, the carrying values of certain of our financial instruments, which include cash and cash equivalents, restricted cash, prepaid expenses, due to related parties, accounts payable, accrued expenses and deposits, approximated their fair values due to the short term nature of these financial instruments.
At September 30, 2018, the estimated fair value of our loans held-for-investment was $83,006, which we estimated using Level III inputs. We estimated the fair values of our loans held-for-investment by using discounted cash flow analysis and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on loan to value, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one-month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
There were no transfers of financial assets or liabilities within the fair value hierarchy during either the three or nine months ended September 30, 2018 or the year ended December 31, 2017.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	Book	Face	Fair Value
At September 30, 2018	Value	Value	Level I	Level II	Level III
Financial assets
Loans held-for-investment	$81,664	$82,408	$—	$—	$83,006
Financial liabilities
Master repurchase agreement	20,935	21,583	—	—	21,583
Note payable	31,461	31,690	—	—	31,690
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
On September 13, 2018, we granted an aggregate of 46,300 of our common shares, valued at $11.80 per share, the closing price of our common shares on Nasdaq on that day to our officers and certain other employees of our Manager and of RMR LLC under our equity compensation plan.
Share Forfeitures and Repurchases
On August 20, 2018, 8,000 of our common shares were forfeited in connection with the resignation of certain of our executive officers. The shares were valued at $12.50 per share, the closing price of our common shares on Nasdaq on that day.
On September 24, 2018, we purchased an aggregate of 2,121 of our common shares, valued at $11.89 per common share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and other employees of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Note 9. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We pay our Manager an annual base management fee that is equal to 1.5% of our “equity,” as defined. We pay this business management fee in cash quarterly in arrears. Pursuant to our management agreement, we recognized management fees of $0 and $447 for the three and nine months ended September 30, 2018, respectively. In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. As a result, we did not recognize any base management fees for the three months ended September 30, 2018. If our Manager had not agreed to waive these base management fees, we would have recognized $222 of base management fees for the three months ended September 30, 2018. For the period beginning on September 18, 2017, the date on which we entered into our management agreement, through September 30, 2017, we recognized base management fees of $32.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In addition, beginning in the fourth quarter of 2018, we may be obligated to pay our Manager an incentive fee if it is earned under our management agreement; however, our Manager has agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $375 and $1,125 for the three and nine months ended September 30, 2018, respectively, and $53 for the period beginning on September 18, 2017 through September 30, 2017, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. These amounts are included in shared services agreement reimbursement in our condensed consolidated statements of operations. In addition, we pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its subsidiaries provide management services. We incurred internal audit costs of $25 and $87 for the three and nine months ended September 30, 2018, respectively, and $0 for the period beginning on September 18, 2017 through September 30, 2017, payable to RMR LLC. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.
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
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of September 30, 2018, owned 600,100 of our common shares, or approximately 18.9% of our outstanding common shares. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including underwriting discounts and commissions, totaling $6,823. Each of our Managing Trustees and executive officers is also a director or officer of our Manager and of RMR LLC.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and a managing director, president and chief executive officer of RMR Inc. and a director of our Manager and the president and chief executive officer of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president and chief executive officer of our Manager and an executive officer of RMR LLC. Other officers of our Manager and of RMR LLC also serve as our officers. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. See Note 9 for further information regarding these shared services arrangements.
In September 2018, we granted annual awards of 46,300 of our common shares to our officers and to other officers and employees of our Manager and of RMR LLC. In September 2018, we purchased 2,121 of our common shares, valued at the closing price of our common shares on Nasdaq on the date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to certain of our officers and other officers and employees or our Manager and of RMR LLC. We include the amounts recognized as expense for share awards to our officers and to other officers and employees of our Manager and of RMR LLC in general and administrative expenses in our condensed consolidated statements of operations.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

TREMONT MORTGAGE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 11. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided that we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are subject to certain state and local taxes, certain of which amounts are reported as income taxes in our condensed consolidated statements of income. We do not currently expect recent amendments to the IRC to have a significant impact on us; however, we will monitor future interpretations of such amendments as they develop, and accordingly, our estimates and disclosures may change.
Note 12. Weighted Average Common Shares
We calculated earnings per share, or EPS, for the period ended September 30, 2018 using the weighted average number of common shares outstanding during the period. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. For the three and nine months ended September 30, 2018, 2,204 and 1,071, respectively, restricted unvested common shares were not included in the calculation of diluted EPS because to do so would have been antidilutive.
Note 13. Commitments and Contingencies
Unfunded Commitments
As of September 30, 2018, we had unfunded commitments of $6,104 related to our loans held-for-investment. These commitments are not reflected in our condensed consolidated balance sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and in our Annual Report.
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
We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. We generally are not subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to our shareholders and maintain our qualification for taxation as a REIT under the IRC. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Book Value per Common Share
The following table calculates our book value per common share (amounts in thousands, except per share data).

	Three Months Ended
	September 30, 2018	June 30, 2018
Shareholders' equity	59,386	$59,349
Total outstanding common shares	3,179	3,143
Book value per common share	$18.68	$18.88
Our Portfolio
As of September 30, 2018, our portfolio of investments had an aggregate book value of $81,664, of which an aggregate of $82,408 of loans had been funded by us.
During the nine months ended September 30, 2018, we originated four first mortgage bridge loans with an aggregate book value of $81,664. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating. We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2018. See Notes 3 and 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the risk rating system that we use in evaluating our loans held-for-investment.
Investment Activities
In April 2018, we closed a $18,102 first mortgage bridge loan to finance the acquisition of a 184,000 square foot, 14-story office tower in Metairie, LA, at an as-is LTV of approximately 80%. This loan bears interest at a variable rate of one month LIBOR plus a premium of 500 basis points payable monthly. This loan funded $15,949 at closing, includes a future funding allowance of $2,153 for leasing capital and building improvements and has a three year initial term with two, one year extension options, subject to the borrower meeting certain criteria. As of September 30, 2018, we had advanced $350, with $1,803 remaining under the future funding allowance.
In June 2018, we closed a $15,200 first mortgage bridge loan to refinance a 136,000 square foot office building in Houston, TX, at an as-is LTV of approximately 69%. This loan bears interest at a variable rate of one month LIBOR plus a premium of 400 basis points payable monthly. This loan funded $12,725 at closing, includes a future funding allowance of $2,475 for building improvements and leasing capital and has a three year initial term with two, one year extension options, subject to the borrower meeting certain criteria. As of September 30, 2018, we had not advanced any amount of the future funding allowance.
In July 2018, we closed a $40,363 first mortgage bridge loan to finance the acquisition of the Hampton Inn JFK, a 216-key, 13-story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, at an as-is LTV of approximately 71%. This loan bears interest at a variable rate of one month LIBOR plus a premium of 350 basis points payable monthly. This loan funded $39,613 at closing, includes a future funding allowance of $750 for a property improvement plan and has a three year initial term with two, one year extension options, subject to the borrower meeting certain criteria. As of September 30, 2018, we had not advanced any amount of the future funding allowance.
In July 2018, we closed a $14,847 first mortgage bridge loan to refinance a 62,000 square foot, property in Scarsdale, NY, at an as-is LTV of approximately 76%. This loan bears interest at a variable rate of one month LIBOR plus a premium of 400 basis points payable monthly. This loan funded $13,680 at closing, includes a future funding allowance of $1,167 for building improvements and leasing capital and has a three year initial term with two, one year extension options, subject to the borrower meeting certain criteria. As of September 30, 2018, we had advanced $91 with $1,076 remaining under the future funding allowance.
In August 2018, we entered a loan application with a borrower for a first mortgage bridge loan for a total commitment of $13,430 to finance the acquisition of a 123,172 square foot retail property located in Phoenix, AZ.
In October 2018, we entered a loan application with a borrower for a first mortgage bridge loan for a total commitment of $11,851 to refinance a 173,860 square foot, four-building office portfolio located in Dallas, TX.
In October 2018, we entered a loan application with a borrower for a first mortgage bridge loan for a total commitment of $29,500 to finance the acquisition of a 299,260 square foot, three-building office portfolio located in St. Louis, MO.

In October 2018, we entered a loan application with a borrower for a first mortgage bridge loan for a total commitment of $24,550 to finance the acquisition of a 432 unit apartment community located in Rochester, NY.
If our pending loans under application are closed, we expect that we would have approximately $12,000 of the proceeds from our IPO and concurrent private placement remaining for investment. That amount, together with expected additional borrowings under our master repurchase facility or other possible financing sources, if any, may provide us with up to approximately $48,000 of funding for additional investments. Further investments beyond pending loans under application would require us to obtain additional financing, whether by expanding our master repurchase facility or obtaining new financing sources. We cannot be sure that we would be able to obtain any such additional financing.
Financing Activities
On February 9, 2018, one of our wholly owned subsidiaries entered into our master repurchase agreement with Citibank. In July 2018, we sold to, and committed to later repurchase from, Citibank, two first mortgage bridge loans, with an aggregate principal balance of $28,778, and, as a result, Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $21,583.
For more information regarding our master repurchase facility, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 27, 2018, one of our wholly owned subsidiaries entered into the TCB loan, pursuant to which that subsidiary may borrow up to $32,290. As of September 30, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan. For more information regarding the TCB loan, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We were formed in June 2017 and we completed our initial public offering in September 2017. Our operations during 2017 were limited as we were in the initial stages of formation and conducting our business. Our results of operations for the period from our inception on June 1, 2017 through September 30, 2017 included interest income of $23, primarily from the interest we earned on the cash we received in our IPO and concurrent private placement, management fees of $32 payable to our Manager under our management agreement, general and administrative expenses of $176, including costs associated with our being a public company, and reimbursements of $53 payable to our Manager for shared services our Manager arranges for from its parent, RMR LLC.
For the three months ended September 30, 2018, we incurred a net loss of $63. We generated interest income of $1,385 and incurred interest and related expenses of $563, which resulted in $822 net interest income during the quarter ended September 30, 2018. The expenses we incurred during the three months ended September 30, 2018 include shared services costs of $375 and other general and administrative expenses of $510, which primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share grants and other professional fees.
For the nine months ended September 30, 2018, we incurred a net loss of $1,793. We generated interest income of $2,113 and incurred interest and related expenses of $666, which resulted in $1,447 of net interest income during the nine months ended September 30, 2018. The expenses we incurred during the nine months ended September 30, 2018 include management fees and shared services costs of $1,572 and other general and administrative expenses of $1,668, which primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share grants and other professional fees.
Our results of operations for the three and nine months ended September 30, 2018 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our existing and future investment activities.

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
Market Conditions. Under current market conditions, we believe that we will be able to identify additional attractive financing opportunities by continuing to focus on middle market and transitional CRE loans. We believe that there continues to be strong demand for alternative sources of CRE debt capital. The decrease in traditional CRE debt providers, such as banks and insurance companies, is a primary reason borrowers are seeking alternative sources of debt. Alternative CRE lenders, like us, generally are able to set their investment goals with significantly less regulatory constraints than historical CRE debt providers, such as banks and insurance companies. This allows alternative CRE lenders to create customized solutions to fit borrowers' specific business plans for the collateral properties. We believe that this flexibility affords alternative lenders, like us, a significant competitive advantage over regulated historical CRE debt providers, especially with regard to middle market and transitional CRE debt financing.
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace, borrowers are becoming more familiar with the alternative CRE debt product and are choosing to utilize alternative CRE debt in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan premiums. Although LIBOR, the index rate upon which bridge loans are priced, has increased over 100 basis points since October 2017, there has been a net reduction in overall borrowing costs including loan fees and decreased loan premiums. To offset the reduction in loan premiums, some alternative CRE debt providers are considering construction and higher LTV loans to meet their investors’ return expectations. Because of this premium compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. We believe a significant portion of alternative lenders are targeting loan amounts in excess of $50,000 in primary markets. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage loans of less than $50,000.
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
We believe that we are in a rising interest rate environment.  The interest income on our loans and interest expense on our borrowings float with 1 Month LIBOR.  Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments net of interest and related expenses will increase.
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
We expect to declare at least a partial distribution to common shareholders in January 2019 based upon results of the fourth quarter of 2018.
Cash Used in Operating Activities. During the nine months ended September 30, 2018, our cash used in operating activities of $2,174 consisted of a net loss of $1,793, partially offset by amortization of deferred financing fees related to our master repurchase facility of $184, share based compensation of $325 and changes in our accounts payable, other accrued liabilities of $274 and prepaid expenses and other assets of $5. Our cash used in operating activities also consisted of changes in the amounts accrued but not paid as of the respective period end dates of $731, amortization of loan origination fees of $145 and accrued interest receivable of $293.
Our cash used in operating activities of $48 from our inception on June 1, 2017 through September 30, 2017 consisted of a net loss of $238, partially offset by changes in the amounts due to related persons of $115 and accounts payable and other liabilities of $75.
Cash Used in Investing Activities. During the nine months ended September 30, 2018, our cash used in investing activities consisted of $81,519 of loan originations, net of deferred fees received on our loans held-for-investment. From our inception on June 1, 2017 through September 30, 2017, we did not use or receive any cash in investing activities.
Cash Used in Financing Activities. During the nine months ended September 30, 2018, our cash used in financing activities consisted of the $1,045 of deferred financing cost payments related to our master repurchase facility and our note payable, offset by $21,583 of advancements under our master repurchase agreement and $31,690 of borrowings under our note payable.
From our inception on June 1, 2017 through September 30, 2017, our cash flows from financing activities primarily consisted of the $62,002 in aggregate proceeds we received from the sales of our common shares in our IPO and in concurrent private placement.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
In February 2018, one of our wholly owned subsidiaries entered into our $100,000 master repurchase facility with Citibank, and as of September 30, 2018, we had $21,583 of advancements outstanding under this facility. In July 2018, one of our wholly owned subsidiaries entered into the TCB loan, pursuant to which that subsidiary may borrow up to $32,290, and as of September 30, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under this loan. As of September 30, 2018, we believe we were in compliance with the terms and conditions of the covenants of our master repurchase facility and the TCB loan. For more information regarding our master repurchase facility and the TCB loan, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC pursuant to which we expect, during the first year of our operations, to reimburse our Manager approximately $1,500 for shared services costs; our Manager is our largest shareholder and, at September 30, 2018, owned approximately 18.9% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers who are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
WE EXPECT TO DECLARE AT LEAST A PARTIAL DISTRIBUTION TO OUR COMMON SHAREHOLDERS IN JANUARY 2019 BASED UPON THE RESULTS OF THE FOURTH QUARTER OF 2018. ANY SUCH DISTRIBUTION WILL NEED TO BE DECLARED BY OUR BOARD OF TRUSTEES, IN ITS SOLE DISCRETION. FURTHER, WE MAY NOT GENERATE EARNINGS FOR THE FOURTH QUARTER OF 2018 AND ANY EARNINGS WE MAY GENERATE FOR THAT PERIOD ARE UNCERTAIN AND MAY BE MODEST. WE CANNOT BE SURE THAT OUR BOARD OF TRUSTEES WILL DECLARE A DISTRIBUTION TO OUR COMMON SHAREHOLDERS IN JANUARY 2019 OR ANY TIME AND WE DO NOT KNOW WHAT THE AMOUNT, IF ANY, OF ANY SUCH DISTRIBUTION MAY BE. FURTHER, ANY DISTRIBUTION THAT OUR BOARD OF TRUSTEES MAY DECLARE MAY NOT BE AT A RATE THAT WE CAN SUSTAIN FOR FUTURE PERIODS,

•	COMPETITION MAY LIMIT OUR ABILITY TO MAKE DESIRABLE INVESTMENTS,

•
OUR BELIEF THAT THERE CONTINUES TO BE STRONG DEMAND FOR ALTERNATIVE SOURCES OF CRE DEBT CAPITAL MAY NOT BE CORRECT; FURTHER, ANY DEMAND THAT NOW EXISTS COULD BE REDUCED. REDUCED DEMAND FOR ALTERNATIVE SOURCES OF CRE DEBT CAPITAL WOULD INCREASE COMPETITION FOR INVESTMENTS IN THE CRE DEBT MARKET,

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

•
IF AND WHEN WE FUND OR COMMIT TO FUND ADDITIONAL INVESTMENTS WITH THE REMAINING AMOUNT OF PROCEEDS WE OBTAINED FROM OUR IPO AND CONCURRENT PRIVATE PLACEMENT THAT WE HAVE NOT YET INVESTED OR COMMITTED TO INVEST, WE MAY THEN NOT HAVE FUNDING TO MAKE ANY FURTHER INVESTMENTS. IN THAT INSTANCE, IN ORDER TO CONTINUE TO GROW OUR INVESTMENTS AND BUSINESS, WE WILL NEED TO OBTAIN ADDITIONAL FINANCING, WHETHER BY EXPANDING OUR EXISTING CREDIT ARRANGEMENTS OR BY OBTAINING NEW FINANCING SOURCES. WE CANNOT BE SURE THAT WE WOULD BE SUCCESSFUL IN OBTAINING ANY SUCH ADDITIONAL FINANCING. IF WE ARE UNABLE TO OBTAIN FINANCING, WE MAY NOT BE ABLE TO FURTHER GROW OUR INVESTMENTS AND BUSINESS.

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

•	OUR FAILURE TO REMAIN QUALIFIED FOR TAXATION AS A REIT COULD HAVE SIGNIFICANT ADVERSE CONSEQUENCES.

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2018.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2018	2,121	$11.89	$—	$—
Total	2,121	$11.89	$—	$—
(1) These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our officers and of certain officers and other employees of our Manager and of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: November 2, 2018

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 2, 2018