Form 10-K
period 2018-12-31
Tremont Mortgage Trust
filed 2019-02-08
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting common shares of beneficial interest, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $32.9 million based on the $13.15 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 641,439 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of February 4, 2019: 3,178,817.

References in this Annual Report on Form 10-K to the Company, TRMT, we, us or our mean Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO CARRY OUT OUR BUSINESS STRATEGY AND THE OPPORTUNITIES FOR OUR BUSINESS THAT WE BELIEVE EXIST,

•	OUR OPERATING AND INVESTMENT TARGETS, GUIDELINES, INVESTMENT AND FINANCING STRATEGIES AND LEVERAGE POLICIES,

•	THE ABILITY OF TREMONT REALTY ADVISORS LLC, OR OUR MANAGER, TO LOCATE SUITABLE INVESTMENTS FOR US, MONITOR, SERVICE AND ADMINISTER OUR EXISTING INVESTMENTS AND IMPLEMENT OUR INVESTMENT STRATEGY,

•	OUR EXPECTED OPERATING RESULTS,

•	THE AMOUNT AND TIMING OF ANY CASH FLOWS WE RECEIVE FROM OUR INVESTMENTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

•	OUR ABILITY TO OBTAIN AND MAINTAIN FINANCING TO ENABLE US TO USE LEVERAGE TO MAKE ADDITIONAL INVESTMENTS OR TO INCREASE OUR POTENTIAL RETURNS,

•	OUR ABILITY TO MAINTAIN AND INCREASE THE NET INTEREST SPREAD BETWEEN THE INTEREST WE EARN ON OUR INVESTMENTS AND THE INTEREST WE PAY ON OUR BORROWINGS,

•	THE ORIGINATION, EXTENSION, EXIT, PREPAYMENT OR OTHER FEES WE MAY EARN,

•	YIELDS THAT MAY BE AVAILABLE TO US FROM MORTGAGES ON SPECIALIZED REAL ESTATE,

•	THE DURATION AND OTHER TERMS OF OUR LOANS,

•	THE CREDIT QUALITIES OF OUR BORROWERS,

•	THE ABILITY AND WILLINGNESS OF OUR BORROWERS TO REPAY OUR LOANS AND INVESTMENTS IN A TIMELY MANNER OR AT ALL,

•	OUR PROJECTED LEVERAGE,

•	THE COST AND AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY OR OTHER REPURCHASE OR BANK FACILITIES WE MAY OBTAIN FROM TIME TO TIME,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	OUR ABILITY TO MAINTAIN OUR EXEMPTION FROM REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, OR THE INVESTMENT COMPANY ACT,

•	OUR UNDERSTANDING OF OUR COMPETITION AND OUR ABILITY TO COMPETE,

•	MARKET TRENDS IN OUR INDUSTRY OR WITH RESPECT TO INTEREST RATES, REAL ESTATE VALUES, THE DEBT SECURITIES MARKETS OR THE ECONOMY GENERALLY, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS IN THE ECONOMY, THE COMMERCIAL REAL ESTATE, OR CRE, INDUSTRY AND THE CAPITAL MARKETS ON US AND OUR BORROWERS,

•	COMPETITION WITHIN THE CRE LENDING INDUSTRY,

•	CHANGES IN THE AVAILABILITY, SOURCING AND STRUCTURING OF CRE LENDING,

•	DEFAULTS BY OUR BORROWERS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE OR LOCAL LAWS OR REGULATIONS, ACCOUNTING RULES, TAX LAWS OR SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, OUR MANAGER, THE RMR GROUP LLC, OR RMR LLC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	WE HAVE A LIMITED OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY OR GENERATE SUFFICIENT REVENUE TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•
WE DECLARED A DISTRIBUTION OF $0.11 PER COMMON SHARE IN JANUARY 2019, AND WE EXPECT TO DECLARE A DISTRIBUTION OF BETWEEN $0.20 AND $0.24 PER COMMON SHARE IN THE SECOND QUARTER OF 2019. WE MAY NOT DECLARE A DISTRIBUTION OF BETWEEN $0.20 TO $0.24 PER COMMON SHARE IN THE SECOND QUARTER OF 2019, OR THEREAFTER. ANY DISTRIBUTIONS WE MAY MAKE ARE SUBJECT TO BEING DECLARED BY OUR BOARD OF TRUSTEES, IN ITS SOLE DISCRETION. OUR BOARD OF TRUSTEES CONSIDERS MANY FACTORS WHEN DETERMINING WHETHER TO DECLARE DISTRIBUTIONS, INCLUDING OUR HISTORICAL AND PROJECTED INCOME, OUR CORE EARNINGS, OUR THEN CURRENT AND EXPECTED NEEDS AND AVAILABILITY OF CASH TO PAY OUR OBLIGATIONS AND FUND OUR INVESTMENTS, DISTRIBUTIONS WHICH WE MAY BE REQUIRED TO PAY TO MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REIT AND OTHER FACTORS DEEMED RELEVANT BY OUR BOARD OF TRUSTEES IN ITS DISCRETION. ACCORDINGLY, WE MAY NOT DECLARE A DISTRIBUTION OF BETWEEN $0.20 AND $0.24 PER COMMON SHARE IN THE SECOND QUARTER OF 2019, OR AT ALL, AND ANY FUTURE DISTRIBUTIONS BY US COULD DECLINE IN AMOUNT OR BE SUSPENDED OR DISCONTINUED,

•	COMPETITION MAY LIMIT OUR ABILITY TO IDENTIFY AND MAKE DESIRABLE INVESTMENTS,

•
OUR BELIEF THAT THERE CONTINUES TO BE STRONG DEMAND FOR ALTERNATIVE SOURCES OF CRE DEBT CAPITAL MAY NOT BE CORRECT; FURTHER, ANY DEMAND THAT NOW EXISTS COULD BE REDUCED. REDUCED DEMAND FOR ALTERNATIVE SOURCES OF CRE DEBT CAPITAL WOULD FURTHER INCREASE COMPETITION FOR INVESTMENTS IN THE CRE DEBT MARKET,

•
CONTINGENCIES RELATED TO LOANS THAT WE HAVE ENTERED APPLICATIONS WITH BORROWERS FOR BUT HAVE NOT CLOSED MAY NOT BE SATISFIED AND THE CLOSINGS OF PENDING LOANS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE,

•
THE VALUE OF OUR LOANS DEPENDS UPON OUR BORROWERS’ ABILITY TO GENERATE CASH FLOW FROM OPERATING THE PROPERTIES THAT ARE OUR COLLATERAL FOR OUR LOANS. OUR BORROWERS MAY NOT HAVE SUFFICIENT CASH FLOW TO REPAY OUR LOANS ACCORDING TO THEIR TERMS, WHICH MAY RESULT IN DELINQUENCY AND FORECLOSURE ON OUR LOANS,

•	PREPAYMENT OF OUR LOANS MAY ADVERSELY AFFECT THE VALUE OF OUR INVESTMENT PORTFOLIO AND OUR ABILITY TO MAKE OR SUSTAIN DISTRIBUTIONS TO OUR SHAREHOLDERS,

•	LOANS SECURED BY PROPERTIES IN TRANSITION INVOLVE A GREATER RISK OF LOSS THAN LOANS SECURED BY STABILIZED PROPERTIES,

•	OUR MANAGER'S AND RMR LLC'S ONLY EXPERIENCE MANAGING OR SERVICING A MORTGAGE REIT IS WITH RESPECT TO US, AND WE HAVE A LIMITED OPERATING HISTORY,

•	WE MAY INCUR SIGNIFICANT DEBT, AND OUR GOVERNING DOCUMENTS CONTAIN NO LIMIT ON THE AMOUNT OF DEBT WE MAY INCUR,

•
CONTINUED AVAILABILITY OF FINANCING UNDER OUR MASTER REPURCHASE FACILITY AND OUR NOTE PAYABLE ARE SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CONDITIONS, AS APPLICABLE, THAT WE MAY BE UNABLE TO SATISFY,

•
FINANCING FOR FLOATING RATE MORTGAGES AND OTHER RELATED ASSETS THAT WE MAY SEEK TO SELL PURSUANT TO OUR MASTER REPURCHASE FACILITY IS SUBJECT TO APPROVAL BY THE LENDER UNDER OUR MASTER REPURCHASE FACILITY, WHICH CONSENT WE MAY NOT OBTAIN,

•	ACTUAL COSTS UNDER OUR MASTER REPURCHASE FACILITY AND OUR NOTE PAYABLE WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH OUR DEBT,

•	OUR OPTIONS TO EXTEND THE MATURITY DATE OF OUR TERM LOAN FACILITY ARE SUBJECT TO OUR PAYMENT OF EXTENSION FEES AND MEETING OTHER CONDITIONS, BUT THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
OUR ABILITY TO OBTAIN ADDITIONAL FINANCING UNDER OUR MASTER REPURCHASE FACILITY IS CONTINGENT UPON OUR ABILITY TO EFFECTIVELY ORIGINATE ADDITIONAL INVESTMENTS. HOWEVER, WE CANNOT BE SURE THAT WE WILL BE ABLE TO USE OUR MASTER REPURCHASE FACILITY AS WE EXPECT OR EFFECTIVELY ORIGINATE ADDITIONAL INVESTMENTS IN THE NEAR FUTURE OR AT ALL,

•
IN ORDER TO CONTINUE TO GROW OUR INVESTMENTS AND BUSINESS, WE WILL NEED TO OBTAIN ADDITIONAL FINANCING, WHETHER BY EXPANDING OUR EXISTING CREDIT ARRANGEMENTS OR OBTAINING NEW FINANCING SOURCES. WE CANNOT BE SURE THAT WE WOULD BE SUCCESSFUL IN OBTAINING ANY SUCH ADDITIONAL FINANCING. IF WE ARE UNABLE TO OBTAIN FINANCING, WE MAY NOT BE ABLE TO FURTHER GROW OUR INVESTMENTS AND BUSINESS,

•
OUR MANAGER HAS COMMITTED TO US $25.0 MILLION OF ADDITIONAL CAPITAL. OUR MANAGER’S OBLIGATION TO FUND THIS COMMITMENT IS SUBJECT TO CONDITIONS; IF THOSE CONDITIONS ARE NOT SATISFIED OR WAIVED BY OUR MANAGER, WE MAY NOT RECEIVE ANY OR ALL OF THOSE FUNDS,

•	ANY PHASE OUT OF LIBOR MAY HAVE AN IMPACT ON OUR INVESTMENTS AND OUR DEBT FINANCIAL ARRANGEMENTS,

•	WE ARE DEPENDENT UPON OUR MANAGER, ITS AFFILIATES AND THEIR PERSONNEL. WE MAY BE UNABLE TO FIND SUITABLE REPLACEMENTS IF OUR MANAGEMENT AGREEMENT IS TERMINATED,

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
CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
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

TREMONT MORTGAGE TRUST
2018 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. We focus on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values of up to $75.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
We completed our initial public offering, or our IPO, on September 18, 2017. We sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, in a private placement. The aggregate proceeds to us from these sales were $62.0 million. Our Manager paid the initial organizational costs related to our formation and the other costs of our IPO and concurrent private placement, including the underwriting discounts and commissions.
Our Manager is an investment adviser registered with the Securities and Exchange Commission, or SEC. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
We operate our business in a manner consistent with our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is 617-796-8230.
Our Business and Growth Strategy We believe that focusing on originating and investing in first mortgage loans secured by middle market and transitional CRE provides us with opportunities to achieve higher returns relative to first mortgage loans secured by properties that have values of greater than $75.0 million or stabilized properties.
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
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace, and as existing CRE debt providers increase their presence in the marketplace, borrowers are becoming more familiar with alternative CRE debt products and are choosing to utilize alternative CRE debt financing in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan premiums. Although LIBOR, the index rate upon which bridge loans are priced, has increased over 100 basis points since October 2017, there has been a net reduction in total borrowing costs, including as a result of reductions in loan fees and decreased loan premiums. To offset the reduction in loan premiums, some alternative CRE debt providers are considering construction and higher loan to value ratio, or LTV, loans to meet their investors’ return expectations. Because of this premium compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. We believe many alternative lenders are targeting loan amounts in excess of $50.0 million in primary markets. Although our primary focus is originating and investing in floating rate first mortgage loans of less than $50.0 million, our target investments will also include subordinated mortgages, mezzanine loans and preferred equity interests in entities that own middle market and transitional CRE.
We believe that alternative lenders, like us, may be well positioned to lend to private equity sponsors of CRE transactions and to refinance loans maturing over the next few years because we are able to provide more flexible and creative loan terms than more heavily regulated financial institutions and many other traditional CRE debt providers.

Our business and growth strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot be sure that our business and growth strategies will be successful.
Our Investment and Leverage Strategies Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns on our investments. To this end, the first mortgage loans that we target for origination and investment generally have the following characteristics:

•	principal balances of less than $50.0 million;

•	stabilized LTV ratios of 75% or less;

•	terms of five years or less;

•	floating interest rates tied to LIBOR, with premiums of 300 to 500 basis points over LIBOR;

•	limited recourse to sponsors and secured by middle market and transitional CRE across the United States; and

•	equity owned by well capitalized sponsors with experience in the relevant real estate property type.
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
In order to seek to increase the returns on our investments, we plan to employ both direct and structural leverage on our first mortgage loans which we expect generally will not exceed, on a debt to equity basis, a ratio of three to one. Our initial direct leverage relates to our $210.0 million master repurchase facility, or our Master Repurchase Facility, with Citibank, N.A., or Citibank, pursuant to which we have pledged six whole first mortgage loans as collateral, as described elsewhere in this Annual Report on Form 10-K. Structural leverage will involve the sale of senior interests in first mortgage loans, such as A-Notes, to third parties and our retention of B-Notes and other subordinated interests in our first mortgage loans.
As of December 31, 2018, we had established a portfolio of seven investments with a total commitment of approximately $154.8 million, of which $17.7 million remained unfunded. For more information regarding our loans held for investment, see Note 4 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
LIBOR is currently expected to be phased out in 2021. We do not know what standard, if any, will replace LIBOR if it is phased out. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements would be amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, we currently expect that the interest rates we pay under our Master Repurchase Facility and the TCB loan, as well as under any other then existing debt financing arrangements would be similarly amended as necessary for that same purpose.
Our investment and leverage strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot be sure that our investment and leverage strategies will be successful.
Our Financing Policies To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to fund our loan originations or investments or to repay our debts. Instead, we expect to fund our loan originations or investments or to repay our debts by utilizing our repurchase facility or other future financing arrangements, issuing equity or debt securities or using retained cash from operations that may exceed any distributions we make. We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
On February 9, 2018, one of our wholly owned subsidiaries entered into a master repurchase agreement with Citibank, or, collectively with the other agreements governing our Master Repurchase Facility, our Master Repurchase Agreement, for our Master Repurchase Facility, which was then a $100.0 million facility. Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. On November 6, 2018, we amended our Master Repurchase Agreement to increase the maximum amount of available advancements under the facility from $100.0 million to $135.0 million and to change the stated expiration date from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement. On February 4, 2019, we further amended our Master Repurchase Agreement to increase the maximum amount of available advancements under the facility from $135.0 million to $210.0 million. For more information regarding our Master Repurchase Facility, see Notes 5 and 14 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On July 27, 2018, one of our wholly owned subsidiaries entered into a term loan facility, in the form of a note payable, or the TCB loan, with Texas Capital Bank, National Association, or Texas Capital Bank, pursuant to which that subsidiary may borrow up to $32.3 million. The TCB loan is secured by a collateral assignment of the $40.4 million first mortgage bridge loan, of which $39.6 million was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan. The TCB loan advances up to 80% of the JFK loan amount from time to time and matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB loan for two, one year periods. Interest on amounts advanced to our subsidiary under the TCB loan is calculated at a floating rate based on LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB loan to maintain a 10.5% debt yield on the net operating income of the hotel that secures this loan. The TCB loan is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB loan, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB loan amount plus all related interest and costs. For more information regarding the TCB loan, see Note 5 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On February 4, 2019, we entered into a credit agreement with our Manager, as lender, or the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25.0 million in unsecured loans at a rate of 6.50% per annum. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage bridge loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB loan. For more information regarding the TCB loan and the RMR Credit Agreement, see Notes 5 and 14 to our financial statements included in Part IV, Item 15 in this Annual Report on Form 10-K.

For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Competition The financial services industry and CRE markets are highly competitive. We compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, including funds or investors that Tremont Realty Advisors LLC, or our Manager, The RMR Group LLC, or RMR LLC, or their affiliates may sponsor, advise or manage, commercial finance and insurance companies and other financial institutions. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act.
For additional information about competition and other risks associated with our business, see “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms and could also affect the pricing of these investment opportunities” in this Annual Report on Form 10-K.
Our Manager and RMR LLC Our Manager is an SEC registered investment adviser that is owned by RMR LLC, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol ‘‘RMR’’. We collectively refer to RMR Inc. and its consolidated subsidiaries, including RMR LLC, as ‘‘RMR’’.

In 2016, RMR LLC acquired substantially all of the business of Tremont Realty Capital, LLC and its affiliates, a business that was based in Boston, MA and specialized in middle market CRE finance, which we refer to as the Tremont business. In connection with this acquisition, a number of real estate finance professionals, including loan originators in offices around the United States, joined RMR. The Tremont business’s senior professionals have significant CRE credit and capital markets experience, and many of these individuals have been working together since the Tremont business was founded in 2000. Prior to the RMR acquisition, the Tremont business had originated for its clients over 430 real estate financing transactions totaling approximately $4.5 billion, primarily composed of middle market CRE loans, for properties located across the United States.
RMR is an alternative asset management company that was founded in 1986 to manage investments in real estate and real estate related businesses. Most of the CRE assets under management by RMR are middle market properties owned by four publicly traded equity REITs that are managed by RMR, or the Managed Equity REITs: Hospitality Properties Trust, or HPT, a REIT that owns hotels and travel centers, Industrial Logistics Properties Trust, or ILPT, a REIT that owns and leases industrial and logistics properties, Office Properties Income Trust, or OPI, a REIT that primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants, and Senior Housing Properties Trust, or SNH, a REIT that primarily owns healthcare, senior living and medical office buildings. RMR also provides management services to TravelCenters of America LLC, or TA, a publicly traded operator and franchisor of travel centers, truck repair facilities and restaurants, Five Star Senior Living Inc., or FVE, a publicly traded operator of senior living communities, and Sonesta International Hotels Corporation, a privately owned operator and franchisor of hotels, resorts and cruise ships. RMR also advises a publicly traded closed end fund that invests in publicly traded securities of real estate companies through a wholly owned SEC registered investment advisory subsidiary. RMR also manages a private open end core plus fund focused on the acquisition, ownership and leasing of a diverse portfolio of office properties throughout the U.S. As of December 31, 2018, RMR had $29.7 billion of real estate assets under management and the combined RMR managed companies had approximately $12.0 billion of annual revenues, over 1,500 properties and over 50,000 employees.
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
As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Mr. Portnoy is one of our Managing Trustees. Mr. Blackman is our other Managing Trustee and our President and Chief Executive Officer. G. Douglas Lanois, our Chief Financial Officer and Treasurer, is a Senior Vice President of RMR LLC. Mr. Blackman and other officers of RMR also serve as officers of other companies to which RMR provides management services.
Employees We have no employees. All services which would otherwise be provided to us by employees are provided to us by our Manager, which is a subsidiary of RMR LLC. As of December 31, 2018, RMR LLC had more than 600 full time employees, including our Manager’s employees, in its headquarters and regional offices located throughout the United States.
Government Regulation Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (a) regulate credit granting activities; (b) establish maximum interest rates, finance charges and other charges; (c) require disclosures to customers; (d) govern secured transactions; (e) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (f) govern privacy of customer information; and (g) regulate anti-terror and anti-money laundering activities.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. While we expect that additional new regulations in these areas will be adopted and existing regulations may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or our results of operations or prospects.

Internet Website Our Internet website address is www.trmtreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@trmtreit.com. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currencies;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.
If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2017 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2017 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends generally will not be entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally will be treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will be generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions will include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2017 and 2018 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

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

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
We do not intend to acquire or otherwise own assets or to conduct financing or other activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, except that we may own assets or conduct activities through a TRS such that no excess inclusion or similar income results for us and our shareholders. However, if we own assets or conduct activities contrary to this expectation—e.g., if we were to (a) acquire or otherwise own a residual interest in a real estate mortgage investment conduit, or a REMIC, or (b) sponsor a non-REMIC collateralized mortgage pool to issue multiple class debt instruments related to the underlying mortgage loans, in each case other than through a TRS—then a portion of our income will be treated as excess inclusion income and a portion of the dividends that we pay to our shareholders will also be considered to be excess inclusion income. Generally, a shareholder’s dividend income from a REIT corresponding to the shareholder’s share of the REIT’s excess inclusion or similar income: (a) cannot be offset by any net operating losses otherwise available to the shareholder; (b) is subject to tax as “unrelated business taxable income” as defined by Section 512 of the IRC, or UBTI, in the hands of most types of shareholders that are otherwise generally exempt from federal income tax; and (c) results in the application of federal income tax withholding at the maximum statutory rate of 30% (and any otherwise available rate reductions under income tax treaties do not apply). IRS guidance indicates that if we were to generate excess inclusion or similar income, then that income would be allocated among our shareholders in proportion to our dividends paid. Even so, the manner in which this income would be allocated to dividends attributable to a taxable year that are not paid until a subsequent taxable year (or to dividends attributable to a portion of a taxable year when no assets or operations were held or conducted that produced excess inclusion or similar income), as well as the manner of reporting these special tax items to shareholders, is not clear under current law, and there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion or similar income required to be taken into account by one or more of our shareholders could be significantly increased.
In addition, if we own a residual interest in a REMIC, we will be taxed at the highest corporate income tax rate on the percentage of our excess inclusion income that corresponds to the percentage of our shares of beneficial interest that are held in record name by “disqualified organizations.” Although the law is unsettled, the IRS asserts that similar rules apply to a REIT that generates income similar to excess inclusion income as a result of owning specified non-REMIC collateralized mortgage pools. If we become subject to tax on excess inclusion or similar income as a consequence of one or more “disqualified organizations” owning our shares, we are entitled under our declaration of trust (but not required) to reduce the amount of distributions that we pay to those shareholders whose ownership gives rise to the tax liability. If we do not specifically allocate this tax burden to the applicable shareholders, then as a practical matter it will be borne by us and all of our shareholders. Disqualified organizations include: (a) the United States; (b) any state or political subdivision of the United States; (c) any foreign government; (d) any international organization; (e) any agency or instrumentality of any of the foregoing; (f) any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the IRC, that is exempt both from income taxation and from taxation under the UBTI provisions of the IRC; and (g) any rural electrical or telephone cooperative. To the extent that our shares owned by disqualified organizations are held in street name by a broker-dealer or other nominee, the IRS asserts that the broker-dealer or nominee is liable for a tax at the highest corporate income tax rate on the portion of our excess inclusion or similar income allocable to the shares held on behalf of the disqualified organizations. A regulated investment company or other pass-through entity owning our shares would, according to the IRS, also be subject to tax at the highest corporate income tax rate on any excess inclusion or similar income from us that is allocated to their record name owners that are disqualified organizations.
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
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that conditions (5) and (6) do not need to be met during a REIT’s first taxable year. Although we cannot be sure, we believe that we have met conditions (1) through (8) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the

REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We may in the future invest in one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we would be required to take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
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
Our TRSs are taxed as C corporations that are separate from us, and their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.
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
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property (generally including commercial mortgage-backed securities, or CMBS), amounts (other than amounts the determination of which depends in whole or in part on the income or profits of any person) received or accrued as consideration for entering into agreements (i) to make loans secured by mortgages on real property or on interests in real property or (ii) to purchase or lease real property (including interests in real property and interests in mortgages on real property), income derived from a REMIC in proportion to the real estate assets held by the REMIC (unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC), income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure that we will be successful in this regard.
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
If we receive contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (a “shared appreciation provision”), then the income attributable to the participation feature will be treated as gain from the sale of the underlying real property and will satisfy both the 75% and 95% gross income tests provided that the property is not held by the borrower as inventory or dealer property. Interest income that we receive from a mortgage loan in which all or a portion of the interest income payable is contingent on the earnings of the borrower will generally be qualifying income for purposes of both the 75% and 95% gross income tests if it is based upon the gross receipts or sales, and not the net income or profits, of the borrower. This limitation does not apply, however, where the borrower leases substantially all of its interest in the property to tenants or subtenants, to the extent that the rental income derived by the borrower or lessee, as the case may be, would qualify as “rents from real property,” as described below under “—Rents from Real Property,” had we earned the income directly.
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
Following a foreclosure, we will generate income that satisfies the 75% and 95% gross income tests if existing tenants at the real property or new tenants that we place at the property begin paying us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property.” Such qualifying rents will not be subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property,” we may find it useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. To the extent possible, our goal would be to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that our Manager, through RMR, is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.
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
For purposes of the 75% and 95% gross income tests, all income from the property will be qualifying income as long as the property qualifies as foreclosure property. In particular, any gain from the sale of the foreclosure property will be qualifying income for purposes of the 75% and 95% gross income tests and will be exempt from the 100% tax on gains from prohibited transactions described below under “—Prohibited Transactions.” But in exchange for these benefits, any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property,” which is our goal described above, then that rental income is not subject to the foreclosure property income tax.
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

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
Prohibited Transactions. Other than sales of foreclosure property, any gain that we realize on the sale of property (including a deemed sale that occurs as a result of a “significant modification” of a debt investment) held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements: (a) our failure to meet the test is due to reasonable cause and not due to willful neglect; and (b) after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, most interests in CMBS, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities, regular or residual interests in a REMIC (however, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate related assets under the federal income tax laws, determined as if we held such assets directly, we will be treated as holding directly our proportionate share of the assets of such REMIC), and any stock or debt instruments attributable to the temporary investment of new capital.

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
The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10.0 million. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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

(2)	the amount by which our noncash income (e.g., original issue discount on our mortgage loans) exceeds 5% of our “real estate investment trust taxable income.”
For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on foreclosure property income).
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to the sum of the business interest income of such taxpayer for such taxable year and 30% of the taxpayer’s “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. We expect our income to predominantly consist of business interest income in amounts in excess of the net interest expense we will be required to pay or accrue. Accordingly, we do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our real estate investment trust taxable income.
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

Under the IRC, we are generally required to accrue income no later than when it is taken into account on applicable financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or other assets, such as original issue discount or market discount, earlier than would otherwise be the case under the IRC, although the precise application of this rule is unclear at this time. This rule is generally effective for tax years beginning after 2017 or, for debt instruments issued with original issue discount, for tax years beginning after 2018.
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
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally will not be eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally will be taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
Our shares will not constitute USRPIs if we are not, at relevant testing dates in the preceding five years, a “United States real property holding corporation.” Whether we are a United States real property holding corporation depends upon whether the fair market value of USRPIs owned by us equals or exceeds 50% of the sum of the fair market value of these interests, any interests in real estate outside of the United States, and our other trade and business assets. Because USRPIs do not generally include mortgage loans or mortgage backed securities, we do not expect to be a United States real property holding corporation, although we cannot be sure that we will not become one at some later date.
Even if we were to become a United States real property holding corporation in the future, we still expect that our shares would not be USRPIs because one or both of the following exemptions will be available at all times. First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, significant administrative guidance has been promulgated in response to the substantial December 2017 amendments to the IRC, additional amendments to the IRC have been enacted subsequent to the December 2017 amendments to the IRC, and additional guidance or subsequent amendments to the IRC could be promulgated or enacted in the future. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

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

“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act.
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
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

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the value of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
RISKS RELATED TO OUR BUSINESS
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms and could also affect the pricing of these investment opportunities.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that our Manager, RMR LLC or their subsidiaries may sponsor, advise or manage), banks, and insurance companies and other financial institutions. Some of our competitors, including other REITs and alternative CRE lenders, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act. Some of our competitors may have a lower cost of capital and access to funding sources that may not be available to us, such as the U.S. Government, or are only available to us on substantially less attractive terms. In addition, some of our competitors may have higher risk tolerances or make different risk assessments than us, which could lead them to consider a wider variety of investments, offer more attractive pricing or other terms than us, for example, higher LTV ratios or lower interest rates than we are willing to offer or accept, or establish more relationships than us. In addition, recent and possible future changes in financial regulations and enforcement under the current U.S. presidential administration could decrease the current restrictions on banks and other financial institutions. If this occurs, these banks and financial institutions may increase or commence their pursuit of investments that are within our target investments either because they would no longer be restricted in making these investments or because the regulatory burdens resulting from these investments would be removed or significantly reduced. Furthermore, competition for our target investments may lead to the price for these investments increasing, which may further limit our ability to generate desired returns. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations, and we cannot be sure that we will be able to identify and originate or acquire our target investments.
The lack of liquidity of certain of our investments may adversely affect our business.
The lack of liquidity of certain of our investments may make it difficult for us to sell such investments if the need or desire arises. Certain investments such as mortgages, B-Notes, mezzanine and other loans (including most loan participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after we have made them as a result of delinquencies or defaults, turbulent market conditions or the unavailability to borrowers of refinancing capital, which may make it more difficult for us to dispose of such investments at advantageous prices or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our investments are or are expected to be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our financial condition and results of operations.

Concentrations within our portfolio of investments may subject us to losses.
As of December 31, 2018, we had established a portfolio of seven investments. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds that provides us with comparable returns.
While we intend to continue to expand and diversify our portfolio of investments, we are not required to observe specific diversification criteria. Our investments may therefore at times be concentrated in certain property types or in certain borrowers that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our investments are concentrated in any one region or type of asset, downturns generally relating to such type of asset or region my result in defaults on a number of our investments within a short time period. Further, investments concentrated in certain borrowers may result in defaults of a significant amount of our investments if one or more of those borrowers default. Defaults of our concentrated investments may significantly reduce our net income, the returns on our investments and the value of our common shares, and as a result reduce our ability to make or sustain distributions to our shareholders.
Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties.
We have in the past and may in the future invest in transitional or bridge loans to borrowers who are typically seeking shorter term capital to be used in acquisitions, construction or repositioning of properties. In a typical transitional loan, the borrower has usually identified a property that the borrower believes has been under-managed or is located in a recovering market. If the borrower fails to improve the quality of the property’s management or the market in which the property is located fails to improve as expected, the borrower may not generate sufficient cash flow to make payments on or refinance the transitional loan, and we may not recover some or all of our investment.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower's inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral, net of our costs to enforce our rights, and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Our diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.
Prior to our making any investment, our Manager conducts diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence on our behalf, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the type of potential investment. Nonetheless, our diligence may not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria our Manager deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. If we underestimate the risks and potential losses associated with an investment we originate or acquire, we may experience losses from the investment.
Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited. Therefore, we cannot be sure that our Manager will have knowledge of all circumstances that may adversely affect such investment.
Prepayment rates may adversely affect the value of certain of our investments which could negatively impact our ability to make or sustain distributions to our shareholders.
The prepayment rates at which our borrowers prepay our investments, where contractually permitted, will be influenced by changes in current interest rates, significant changes in the performance of underlying real estate assets and a variety of economic and other factors beyond our control. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods are likely to be reinvested by us in comparable assets at reduced yields. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. We may invest in loans and other assets secured or supported by transitional real estate assets; significant improvement in the performance of such assets may result in prepayments as other financing alternatives become available to the borrower. We expect to be entitled to fees upon the prepayment of our investments, although we cannot be sure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income will be reduced, which will have a negative impact on our ability to make or sustain distributions to our shareholders.
A prolonged economic slowdown, a recession or declining real estate values could materially and adversely affect us.
We believe that the risks associated with our investments will be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Consequently, our investment strategy may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of their real estate declines. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.
The CRE loans and other CRE related investments we originate or acquire are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
CRE loans and other CRE related investments we originate or acquire are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location, condition and design;

•	competition from comparable properties;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	changes in interest rates, and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
In the event of any default under any CRE loan or other CRE related investment held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (net of our costs to enforce our rights with respect to that collateral) and the principal and accrued interest of the loan or investment, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under applicable law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
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
The CRE loans and other CRE related investments we originate and acquire expose us to risks associated with real estate investments generally.
In addition to the other risks discussed herein, the CRE loans and other CRE related investments we originate and acquire expose us to risks associated with real estate investment, generally, including:

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
We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or decline. Any declines in the performance of the United States or global economies or in the real estate debt markets could have a material adverse effect on us.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Risks of cost overruns and failure to complete renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns, construction risks and noncompletion risks, among others. Estimates of the costs of property improvements may be inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which may result in significant losses to us.
Investments in non-investment grade rated loans or securities involve increased risk of loss.
Many of our investments will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may negatively impact our ability to make or sustain distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.
Any credit ratings that may be assigned to our investments will be subject to possible revisions, and we cannot be sure that those ratings will not be downgraded.
Some of our investments may be rated by credit rating agencies. Any credit ratings on our investments will be subject to ongoing evaluation by credit rating agencies, and we cannot be sure that any such ratings will not be changed or withdrawn by a rating agency after they are issued. If a rating agency assigns a lower than expected rating or reduces or withdraws, or indicates that it may reduce or withdraw, its rating of any of our investments, the value of those investments could significantly decline, which could result in losses if we determine to sell these investments or the failure of the affected borrowers to refinance or otherwise satisfy their debt service obligations to us.

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
Any distressed investments we originate or acquire, or investments that later become distressed, may subject us to losses and other significant risks.
While our investments focus primarily on “performing” real estate loans, our investments may include distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans or debt securities) or may involve investments that become "sub-performing" or “non-performing” after we originate or acquire them. From time to time, our investments may be secured by properties that are encumbered by large amounts of debt relative to their values and cash flows and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers are more likely to go into default than loans or securities of other borrowers. Investment in the loans secured by highly leveraged properties and loans to operationally troubled borrowers involves a high degree of credit risk.
In certain circumstances (e.g., in connection with a workout, restructuring or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend on our ability to effectuate loan modifications or restructure and improve the operations of our borrowers. Implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. We cannot be sure that we will be able to implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time. Distressed loans may become subject to bankruptcy or other similar legal proceedings. In such proceedings, there is a possibility that we may incur substantial costs and total losses on our investments and, in certain circumstances, become subject to liabilities that may exceed the value of our original investments. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims legally subordinated or disallowed or may be found liable for damages suffered by the debtor and its related parties as a result of such actions. Bankruptcy and similar laws may delay our ability to realize on collateral for our loans, may adversely affect the economic terms and priority of our loans through legal doctrines such as equitable subordination or may result in a restructuring of our loans through principles such as the “cramdown” provisions of the bankruptcy laws. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept terms different than our original loan terms, including payment over an extended period of time. In addition, in certain circumstances, payments we have received may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws.

We may not have control over certain of our investments.
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
We may not be able to exercise control over all aspects of our investments. For example, our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our partners or co-venturers.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements. The U.S. Federal Reserve has begun to raise interest rates and has indicated that additional increases are expected this year. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Changes in interest rates may affect our net interest income from our investments, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments.

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

•
Investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares, if any, and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our Master Repurchase Facility and the TCB loan require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

We may be subject to lender liability claims and, if we are held liable under such claims, we could be subject to losses.
A number of judicial decisions have recognized the rights of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot be sure that such claims will not arise or that we will not be subject to significant liability and losses if claims of this type arise.
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
The phase out or transitioning of LIBOR may negatively impact our business, financial results and cash flows.

Our existing investments require the borrowers to pay us interest at floating rates based upon LIBOR. We expect that future debt investments we make will similarly provide for interest to be paid to us at floating rates based upon LIBOR. In addition, our Master Repurchase Agreement and TCB loan require us to pay interest on amounts we borrow under those agreements at floating rates based upon LIBOR. Future debt financing arrangements that we may enter may also require interest based upon LIBOR. LIBOR is currently expected to be phased out in 2021. Our loan agreements with our borrowers generally provide that upon determining LIBOR is inadequate or not able to be determined, interest will be calculated using a floating base rate equal to the greater of the Federal Funds Rate plus 50 basis points or the Prime Rate. Further, we may negotiate with our borrower a new interest rate index and other provisions to maintain the intent of the original loan agreement.  We currently expect that the determination of interest under our loan agreements with our borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, our Master Repurchase Facility provides that the interest rate will be based on federal funds rate plus an applicable spread and the TCB loan provides that the interest rate will be based on a lender determined alternative rate that considers the prevailing market conventions for determining rates for new commercial loans. Similar to our loan agreements with our borrowers, we currently expect that the determination of interest under the Master Repurchase Agreement and TCB loan would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. We also currently expect that the determination of interest under any other then existing debt financing arrangements would be similarly revised or amended as necessary for this same purpose. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned. If the determination of interest does not, or if we cannot forecast with sufficient confidence that it will, approximate the current calculation in accordance with LIBOR, we may incur additional costs, our investment income, net of interest expense, may decline, we may lose investment opportunities or make unsuccessful investments due to not being able to accurately price our proposed investments and our cash flows may be negatively impacted.

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
Subordinate CMBS classes are generally not actively traded and are relatively illiquid investments, and volatility in the trading markets for those investments may cause their value to decline materially and quickly. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CMBS and similar structured finance investments in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management of classes of existing series of CMBS or similar structured finance investments that we acquire. With respect to the management and servicing of these loans, the related special servicers or collateral managers may take actions that could adversely affect our interests.
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

Current government policies regarding interest rates and trade policies as well as a prolonged government shutdown may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and a prolonged U.S. government shutdown may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our borrowers, could adversely impact the ability of our borrowers to make payments to us, and may cause the value of our assets or securities to decline.
RISKS RELATED TO OUR COMPANY
We have a limited operating history and have made a limited number of target investments to date.
We were organized in June 2017; we have a limited operating history and have made a limited number of target investments to date. Our ability to achieve our investment objectives depends on our ability to make investments that generate attractive, risk adjusted returns, as well as on our access to financing on terms that permit us to realize net interest income from our investments. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. We cannot be sure that we will be successful in making investments that satisfy our targeted rate of return or other investment objectives or that we will be able to operate our business successfully, or implement our operating policies and investment strategies. If we fail to make a meaningful number of additional target investments within a reasonable time or on acceptable terms, such failure may have a material adverse effect on our business, financial condition, results of operations, ability to maintain our qualification for taxation as a REIT under the IRC, and ability to make or sustain distributions to our shareholders, and could cause the value of our securities to decline.

State licensing requirements may cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on our operations.
We or our Manager may be required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose, among other things:

•	various recordkeeping requirements;

•	restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;

•	disclosure requirements;

•	requirements that licensees submit to periodic examination;

•	surety bond and minimum specified net worth requirements;

•	periodic financial reporting requirements;

•	notification requirements for changes in principal officers, share ownership or corporate control;

•	restrictions on advertising; and

•	requirements that loan forms be submitted for review.
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
Our Manager and RMR LLC rely on information technology and systems, including the Internet, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and investment data. If RMR LLC or our Manager experiences material security or other failures, inadequacies or interruptions of their information technology, they could incur material costs and losses, and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our Manager or us. RMR LLC and our Manager rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential borrower and vendor information, such as personally identifiable information related to their employees, guarantors, tenants and others and information regarding their and our financial accounts. RMR LLC and our Manager take various actions, and incur significant costs, to maintain and protect the operation and security of their information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to RMR LLC, our Manager, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC or our Manager, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our Manager’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our Manager’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our Manager’s or our operations, or to safeguard RMR LLC’s, our Manager’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or our Manager’s operations, damage RMR LLC’s or our Manager’s reputations, cause RMR LLC or our Manager to be in default of material contracts and subject RMR LLC or our Manager to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Our business could be adversely impacted if we fail to establish and maintain an effective system of internal controls or if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
As a public company, we are required to provide reliable financial statements and reports to our shareholders and others. If we fail to implement and comply with proper internal controls, we could fail to meet our reporting obligations or fail to detect fraud. In addition, the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, financial condition, results of operations or liquidity.
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
Subject to market conditions and availability, we may incur significant debt through our $210.0 million Master Repurchase Facility, the TCB loan, the RMR Credit Agreement or other repurchase or credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances or otherwise. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including the agreements governing our Master Repurchase Facility or the TCB loan, which would likely result in (a) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow unused or undrawn amounts under our Master Repurchase Facility or the TCB loan or our other financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (c) the loss of some or all of our assets to foreclosures or forced sales;

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
We cannot be sure that our leverage strategies will be successful.
We may be unable to access capital.
Our access to capital depends upon a number of factors, some of which we have little or no control over, including:

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
We may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on costly debt financings that require a large portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition and results of operations.
If the market value of our common shares declines, our cost of equity capital will increase, and we may not be able to raise equity capital by issuing additional equity securities.
The duration of our debt leverage and our investments may not match.
We generally intend to structure our debt leverage so that we minimize the difference between the term of our investments and the term of the leverage we use to finance some of our investments; however, we may not succeed in doing so. In the event that our leverage is for a shorter term than our investments, we may not be able to extend or find appropriate replacement leverage, which could require us to sell certain investments before we might otherwise prefer to do so. In the event that our leverage is for a longer term than our investments, we may not be able to replace our investments as they mature with new investments or at all, which could negatively impact our earnings.
We intend to structure our leverage so that we minimize the difference between the index of our investments and the index of our debt leverage, by financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a floating rate or fixed rate product is not available to us on reasonable terms, we may use hedging instruments to create such a match. Our attempts to mitigate the risk of a mismatch with the duration or index of our investments and leverage will be subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, and we may not be successful.
The risks of duration mismatches are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges; use of these asset management practices would effectively extend the duration of our investments, while our liabilities may have set maturity dates.

A failure to comply with restrictive covenants in the agreements governing our Master Repurchase Facility, the TCB loan or our other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt

We are subject to various restrictive covenants contained in the agreements governing our Master Repurchase Facility and the TCB loan, and we may be subject to additional covenants in connection with future financing arrangements. The agreements governing our Master Repurchase Facility and the TCB loan require us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to tangible net worth and a minimum interest coverage ratio. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral. We may also be subject to cross default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral or foreclosure upon default. These covenants and restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our qualification for taxation as a REIT under the IRC.

The agreement governing our Master Repurchase Facility requires, and the agreements governing any additional repurchase facilities or other financing arrangements we may enter will likely require, us to provide additional collateral or pay down debt.
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
If the counterparty to a repurchase transaction under our Master Repurchase Facility or the counterparty to the TCB loan or any other repurchase financing arrangement we may enter defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of that term, or if we default on our obligations under the applicable agreement governing any such arrangement, we will likely incur a loss on such repurchase transactions.
Any warehouse facilities that we enter may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.
If securitization financings become available to us, we may utilize warehouse facilities pursuant to which we would accumulate CRE mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us, and we may be unable to obtain alternate financing for such assets. In addition, we cannot be sure that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, we expect that the lender would demand repayment of the facility, and in the event that we are unable to timely repay such facility, the lender would liquidate the warehoused collateral and we would then be required to pay to the lender any amount by which our borrowings to purchase the collateral assets exceeds their sale price, subject in some instances to negotiated caps on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the completion, we generally would have to bear any resulting loss to our lender from such sale. We cannot be sure that we would be able to obtain one or more warehouse facilities on favorable terms, or at all.
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
Our management structure and agreements and relationships with our Manager and RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
We are subject to conflicts of interest arising out of our relationship with our Manager, RMR LLC, their affiliates and entities to which they provide management services. Our Manager is a subsidiary of RMR LLC, which is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. He is also a managing director or managing trustee of all the other public companies to which RMR LLC or its subsidiaries provide management services.
David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, is an officer and employee of RMR LLC and a managing trustee of OPI. Our Chief Financial Officer and Treasurer, Douglas G. Lanois, is also an officer and employee of our Manager and RMR LLC. Messrs. Blackman and Lanois have duties to RMR LLC and our Manager, and Mr. Blackman has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
While we are currently the only publicly owned REIT managed by our Manager, RMR LLC or their subsidiaries that invests primarily in first mortgage loans secured by middle market and transitional CRE located in the United States, our Manager, RMR LLC, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. Our Manager has had discussions with other institutional investors about originating and managing real estate mortgage investments for them, and our Manager may undertake such activities in the future. Also, our Manager and certain of its affiliates regularly provide mortgage brokerage services, originating and arranging CRE loans between borrowers and other lenders. In addition, our Manager, RMR LLC and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments like the investments we intend to make. As a result, conflicts of interests exist with respect to the allocation of investment opportunities. In our management agreement, we specifically acknowledge these conflicts of interest and agree that our Manager, RMR LLC and their subsidiaries may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to

RMR LLC and its other clients. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by our Manager, RMR LLC or their subsidiaries. In addition to the fees payable to our Manager under our management agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we securitize some of our CRE loans, our Manager or its affiliates may act as the collateral manager for such securitizations. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
In addition, we may in the future enter into additional transactions with our Manager, RMR LLC, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by our Manager, RMR LLC and their subsidiaries or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2018, Adam Portnoy beneficially owned, in aggregate, 35.7% of FVE’s outstanding common stock, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares and 2.2% of RMR Real Estate Income Fund’s, or RIF’s, outstanding common shares and, through RMR LLC and its subsidiaries, including our Manager, 19.0% of our outstanding common shares and 4.1% of TA’s outstanding common shares. Our executive officers may also own equity investments in other companies to which our Manager, RMR LLC or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation and business and the market price of our common shares and other securities.
Conflicts of interest as a result of our management structure and relationships may provoke dissident shareholder activities that result in significant costs.
Companies with business dealings with related persons and entities may more often be the target of dissident trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with our Manager and its affiliates, with the other companies to which RMR LLC or its subsidiaries provide management services and with our Managing Trustees may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention, even if such actions are without merit.
Our management agreement’s fee and expense structure may not create proper incentives for our Manager, which may increase the risk of an investment in our common shares.
While our Manager has waived any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 through June 30, 2020, after that period we will pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee that is not based upon our performance or results might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, our Manager may be incentivized to advance strategies that increase our equity. Our increasing our equity capital by selling common shares will usually be dilutive to existing shareholders and may not improve returns for our shareholders or the market price of our common shares. In addition, although our Manager has agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years, in future years our Manager may earn incentive fees each quarter based on our Core Earnings, which generally stated, are our earnings in a specified period in excess of a specified return. This may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell an asset prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which our Manager is entitled. This incentive fee formula may encourage our Manager to recommend investments or take other actions which cause us losses. In addition, we are required to pay or to reimburse our Manager for all costs and expenses of our operations (other than the costs of our manager’s employees who provide services to us), including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We are also obligated to pay our pro rata share of RMR LLC’s costs for providing our internal audit function. Our obligation to reimburse our Manager for certain shared services costs may reduce our Manager’s incentive to efficiently manage those costs, which may increase our costs.
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
Termination of our management agreement without a cause event will be difficult and costly. We may not terminate our management agreement during its initial term through December 31, 2020, except upon a cause event. Our Independent Trustees will review our Manager’s performance and the management fees annually and, following the initial term ending December 31, 2020, our management agreement may be terminated annually without a cause event upon the affirmative vote of at least 2/3 of our Independent Trustees based upon a determination that (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (provided that in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide our Manager with 180 days’ prior written notice of any such termination. Additionally, in the event our management agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to our Manager during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such 24 month period based on such fees earned by our Manager during such period, plus (b) an amount equal to the initial organizational costs related to our formation and the costs of our IPO. These provisions will increase the cost to us of terminating our management agreement and adversely affect our ability to terminate our Manager or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change in our control, including a change of control which might result in payment of a premium for our common shares.
Our Manager owns a significant number of our outstanding common shares and as a result you may have less influence over us than shareholders of most other publicly owned companies.
Our Manager owns approximately 18.9% of our common shares outstanding. If our Manager maintains a significant ownership stake in us, our Manager may have significant influence over the composition of our Board of Trustees and other matters involving a shareholder vote. A significant ownership stake in us by our Manager may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common shares might otherwise receive a premium for your common shares over the then current market price. In addition, if our Manager retains an ownership stake in us above 9.8%, then our Board of Trustees in the future may determine that it is appropriate to reduce the ownership limit applicable to ownership of our common shares by others to below 9.8% in order to assist us in qualifying for taxation as a REIT. Under such circumstances, it is possible that certain purchasers, acquirors or other holders of our common shares may have some of their common shares transferred to a charitable trust even if they owned less than 9.8% of our outstanding common shares.
Our Manager’s sale of some or all of its ownership stake in us, acquisition of additional common shares and speculation about any such possible transactions may adversely affect the market price of our common shares.
Our Manager is not prohibited from selling some or all of its common shares. In addition, from and after the earlier of January 1, 2021 and the termination of our management agreement, our Manager will have the contractual right to demand that we file a registration statement with the SEC for the resale of our common shares owned by our Manager, or include such common shares in a registration statement we are filing for another purpose. Speculation by the press, stock analysts, our shareholders or others regarding our Manager’s intention with respect to its investment in us could adversely affect the market price of our common shares. If our Manager has or sells a significant ownership in us, the market price of our common shares may be adversely impacted.
Our Manager does not guaranty our performance; moreover, we could experience poor performance or losses for which our Manager would not be liable. Our Manager’s liability is limited under our management agreement, and we have agreed to indemnify our Manager against certain liabilities.
Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager does not guaranty our performance. Pursuant to our management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. We could experience poor performance or losses for which our Manager would not be liable. Under the terms of our management agreement, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that are proved to constitute bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants', and experts’ fees and expenses, arising from acts or omissions related to the provision of services to us or the performance of any matter pursuant to an instruction by our Board of Trustees, except to the extent it is proved that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.
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
Our declaration of trust and management agreement permit our Trustees and officers, our Manager, its affiliates and their respective directors, trustees, officers, agents and employees to retain business opportunities for their own benefit and to compete with us.
In recognition of the fact that our Trustees and officers and our Manager, its affiliates and their respective directors, trustees, officers, agents and employees may engage in other activities or lines of business similar to those in which we engage, our declaration of trust and management agreement provide that if such a person acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law (a) no such person is required to present, communicate or offer any business opportunity to us and (b) such persons, on their own behalf and on behalf of our Manager, any affiliate of such person or our Manager and any other person to which such person, RMR LLC or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our declaration of trust and management agreement permit our Trustees and officers and our Manager and its affiliates, including RMR LLC, to engage in activities that compete with us.
Disputes with our Manager may be referred to binding arbitration, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our management agreement with our Manager provides that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against our Manager, if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.
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
RISKS RELATED TO OUR SECURITIES
We may not be able to make or sustain distributions to our shareholders at any time in the future.
We are generally required to distribute annually to our shareholders at least 90% of our REIT taxable income (which may be different than our income calculated according to U.S. generally accepted accounting principles, or GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to maintain our qualification for taxation as a REIT under the IRC. Our ability to make or sustain distributions to our shareholders will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur. Further, our making of distributions is subject to compliance with restrictions contained in the agreements governing our Master Repurchase Facility and the TCB loan and may be subject to restrictions in future debt obligations we may incur.
The timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our Core Earnings, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements to remain qualified for taxation as a REIT under the IRC and restrictions under the laws of Maryland.
We believe that a change in any one of the following factors could adversely affect our financial condition and results of operations and impair our ability to make or sustain distributions to our shareholders:

•	the profitability of the investments we make;

•	our ability to obtain debt leverage at a cost less than the returns we realize on our investments made with the proceeds of such debt leverage;

•	our ability to make profitable additional investments in the future;

•	defaults by our borrowers and decreases in the value of and income from our collateral properties; and

•	our operating expenses exceeding the amounts we anticipate we will incur.
We cannot assure that we will be able to make or sustain distributions to our shareholders at any time in the future, that the level of any distributions we do make to our shareholders will achieve a market yield relative to the value of our common shares, or that we will be able to increase or even maintain our distribution level over time.
We may use future debt leverage to pay distributions to our shareholders.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage that we may establish or from sales of our assets. The use of borrowings or sale proceeds for distributions could be dilutive to our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in our common shares.
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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Recently, there have been some modest signs of inflationary price movements and the U.S. Federal Reserve has been raising the federal funds rate since December 2016.
Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019; however, it has recently signaled that it may delay making further increases in the federal funds rate. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder other than our Manager, RMR LLC and their subsidiaries and certain persons who have been exempted by our Board of Trustees from owning (directly and by attribution) more than 9.8% in value or number, whichever is more restrictive, of any class or series of our shares of beneficial interest, including our common shares. Our Board of Trustees may from time to time reduce this ownership limit below 9.8%, subject to limitations contained in our declaration of trust. These provisions of our declaration of trust are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change in our control;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting rights and standards for the election of Trustees and approval of other business;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•	required qualifications for individuals to serve as Trustees including requirements that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees”;

•
limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders, which provisions require, among other things, that one or more shareholders desiring to propose nominees for election as Trustees or other business must have continuously owned, in aggregate, for at least three years (or, if prior to the three-year anniversary of the third business day following the closing of our IPO, since the third business day following the closing of our IPO) at least 1% of our shares of beneficial interest;

•
limitations on the ability of our shareholders to remove our Trustees, which provide that a Trustee may only be removed for cause by the affirmative vote of the holders of not less than 2/3 of the outstanding shares of each class or series of our shares entitled to be cast in the election of such Trustee at a properly called shareholders meeting;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and

•	the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
Our declaration of trust contains provisions that limit the liability of our Trustees and officers to us and our shareholders. We are required to indemnify our Trustees and officers in connection with certain proceedings.
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust requires us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former Trustee or officer of us or serving in such other capacities. However, except with respect to proceedings to enforce rights to indemnification, we are required to indemnify any such person in connection with a proceeding initiated by such person against us only if such proceeding was authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. We will enter into indemnification agreements with our Trustees and officers providing for procedures for indemnification by us and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us, in each case, to the maximum extent permitted by Maryland law.
As a result, we and our shareholders will have more limited rights to recover money damages from our Trustees and officers than might otherwise exist absent these provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on behalf of the Trust or on behalf of any series or class of shareholders of the Trust or shareholders against the Trust or any Trustee, officer, manager, agent or employee of the Trust, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.
Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations.
We conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We may conduct our business, in whole or in part, through wholly or majority owned subsidiaries. Under Section 3(a)(1)(C) of the Investment Company Act, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through subsidiaries. In addition, the assets we may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.
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

RISKS RELATED TO OUR TAXATION
Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.
As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
We may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, the IRC requires that income be taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
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

Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to remain qualified for taxation as a REIT under the IRC.
We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets specified requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test applicable to REITs. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor requirements and the IRS successfully challenges the loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, then we could fail to remain qualified for taxation as a REIT under the IRC.
We may fail to remain qualified for taxation as a REIT under the IRC if the IRS successfully challenges the treatment of our mezzanine loans as debt for federal income tax purposes or successfully challenges the treatment of our preferred equity investments as equity for federal income tax purposes.
There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that mezzanine loans that we may originate or acquire generally will be treated as debt for federal income tax purposes, and preferred equity investments that we may make generally will be treated as equity for federal income tax purposes, but we do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we will be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for federal income tax purposes, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for the 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to remain qualified for taxation as a REIT under the IRC if the IRS does not respect our classification of our mezzanine loans or preferred equity for federal income tax purposes.
The failure of assets subject to our repurchase agreement to qualify as real estate assets could adversely affect our ability to remain qualified for taxation as a REIT under the IRC.
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
The REIT provisions of the IRC substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification for taxation as a REIT under the IRC. As a result, a qualifying hedge transaction will neither assist nor hinder our compliance with the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both of these gross income tests. As a result of these rules, we may limit our use of advantageous hedging techniques or implement some hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in the hedged items than we might otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals.  This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect.  It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: TRMT).
As of February 4, 2019, there were 41 shareholders of record of our common shares.
On January 18, 2019, we declared a quarterly distribution of $0.11 per common share, or approximately $350,000, to shareholders of record on January 28, 2019. We expect to pay this distribution on or about February 21, 2019. We expect to declare and pay a quarterly distribution to common shareholders of between $0.20 and $0.24 per common share in the second quarter of 2019. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings (Loss) (as described elsewhere in this Annual Report on Form 10-K), the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Issuer purchases of equity securities.
The following table provides information about our withholdings and purchases of our common shares during the three months ended December 31, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2018	—	$—	—	$—
November 2018	301	10.53	—	—
December 2018	—	—	—	—
Total	301	$10.53	—	$—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our officers and of certain officers and other employees of our Manager and of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Selected Financial Data
Not applicable.
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
We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Book Value per Common Share
The following table calculates our book value per common share (amounts in thousands, except per share data):

	December 31, 2018	December 31, 2017
Shareholders' equity	$59,668	$60,870
Total outstanding common shares	3,179	3,126
Book value per common share	$18.77	$19.47
Our Portfolio
As of December 31, 2018, our portfolio of investments had an aggregate book value of $135,844, of which an aggregate of $137,129 of loans had been funded by us.
During the year ended December 31, 2018, we originated seven first mortgage bridge loans with an aggregate book value of $135,844. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating. We did not have any impaired loans, non-accrual loans or loans in maturity default as of December 31, 2018. See Notes 2 and 4 to our consolidated financial statements included in Part IV, Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion regarding the risk rating system that we use in evaluating our loans held for investment.
The following table details overall statistics for our loan portfolio as of December 31, 2018 (dollars in thousands):

December 31, 2018
Number of loans	7
Total loan commitment	$154,802
Unfunded loan commitments (1)	$17,673
Principal balance	$137,129
Unamortized net deferred origination fees	$(1,285)
Book value	$135,844
Weighted average coupon rate	6.14%
Weighted average all in yield (2)	6.82%
Weighted average maximum maturity (years) (3)	4.70
Weighted average LTV	70%
(1) Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.
(2) All in yield includes the amortization of deferred fees.
(3) Maximum maturity assumes all extension options are exercised by the borrower, subject to conditions.
Investment Activities
In April 2018, we closed a $18,102 first mortgage bridge loan to finance the acquisition of a 184,000 square foot, 14 story office tower in Metairie, LA at an as is LTV of approximately 79%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 500 basis points. This loan funded $15,949 at closing, includes a future funding allowance of $2,153 for leasing capital and building improvements and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had advanced $466, with $1,687 remaining under the future funding allowance.
In June 2018, we closed a $15,200 first mortgage bridge loan to refinance a 136,000 square foot office building in Houston, TX at an as is LTV of approximately 69%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 400 basis points. This loan funded $12,725 at closing, includes a future funding allowance of $2,475 for building improvements and leasing capital and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had advanced $378, with $2,097 remaining under the future funding allowance.

In July 2018, we closed a $40,363 first mortgage bridge loan to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, at an as is LTV of approximately 71%. The JFK loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 350 basis points. This loan funded $39,613 at closing, includes a future funding allowance of $750 for a property improvement plan and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had not advanced any of the future funding allowance.
Also, in July 2018, we closed a $14,847 first mortgage bridge loan to refinance a 62,000 square foot office property in Scarsdale, NY at an as is LTV of approximately 76%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 400 basis points. This loan funded $13,680 at closing, includes a future funding allowance of $1,167 for building improvements and leasing capital and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had advanced $91, with $1,076 remaining under the future funding allowance.
In November 2018, we closed a $12,790 first mortgage bridge loan to finance the acquisition of a 123,000 square foot retail property in Phoenix, AZ at an as is LTV of approximately 48%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 425 basis points. This loan funded $5,887 at closing, includes a future funding allowance of $6,903 for building improvements and leasing capital and has a two year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had not advanced any of the future funding allowance.
In December 2018, we closed a $29,500 first mortgage bridge loan to finance the acquisition of a 299,000 square foot, three building office portfolio located in St. Louis, MO at an as is LTV of approximately 72%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 325 basis points. This loan funded $26,440 at closing, includes a future funding allowance of $3,060 for building improvements and leasing capital and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had not advanced any of the future funding allowance.
Also in December 2018, we closed a $24,000 first mortgage bridge loan to refinance a 330 key hotel located adjacent to the Hartsfield-Jackson Atlanta International Airport at an as is LTV of 62%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 325 basis points. This loan funded $21,900 at closing, includes a future funding allowance of $2,100 for a property improvement plan and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions. As of December 31, 2018, we had not advanced any of the future funding allowance.
In January 2019, we closed a $24,550 first mortgage bridge loan to finance the acquisition of a 432 unit apartment community located in Rochester, NY at an as is LTV of approximately 74%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 325 basis points. This loan was fully funded at closing and has a three year initial term with two, one year extension options subject to the borrower meeting certain conditions.
In February 2019, we closed a $22,915 first mortgage bridge loan to refinance a 96,000 square foot retail property located in Coppell, TX at an as is LTV of approximately 73%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 350 basis points. This loan funded $20,050 at closing, includes a future funding allowance of $2,865 for building improvements and leasing capital and has a two year term with no extension options.
We have entered into loan application with a borrower for a first mortgage bridge loan for a total commitment of $11,851 to refinance a 174,000 square foot, four building office portfolio located in Dallas, TX.

Loan Portfolio Details
The following table provides details of our loan portfolio as of December 31, 2018 (dollars in thousands):

Location	Property Type	Origination Date	Committed Principal Balance	Principal	Coupon Rate	All in Yield (1)	Maximum Maturity (2)	As is LTV	Risk Rating
First mortgage bridge loans
Metairie, LA	Office	4/11/2018	$18,102	$16,415	L + 5.00%	L + 5.67%	4/11/2023	79%	3
Houston, TX	Office	6/26/2018	15,200	13,103	L + 4.00%	L + 4.63%	6/26/2023	69%	3
Queens, NY	Hotel	7/18/2018	40,363	39,613	L + 3.50%	L + 3.89%	7/19/2023	71%	3
Scarsdale, NY	Office	7/31/2018	14,847	13,771	L + 4.00%	L + 4.58%	7/31/2023	76%	3
Phoenix, AZ	Retail	11/30/2018	12,790	5,887	L + 4.25%	L + 6.28%	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	26,440	L + 3.25%	L + 3.76%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	21,900	L + 3.25%	L + 3.75%	12/21/2023	62%	3
Total/weighted average			$154,802	$137,129	L + 3.72%	L + 4.30%		70%	3
The following table provides details of loans closed subsequent to December 31, 2018 (dollars in thousands):

Location	Property Type	Origination Date	Committed Principal Balance	Principal	Coupon Rate	All in Yield (1)	Maximum Maturity (2)	As is LTV
First mortgage bridge loans
Rochester, NY	Residential	1/22/2019	$24,550	$24,550	L + 3.25%	L + 3.86%	1/22/2024	74%
Coppel, TX	Retail	2/5/2019	22,915	20,050	L + 3.50%	L + 4.31%	2/5/2021	73%
Total/weighted average			$47,465	$44,600	L + 3.36%	L + 4.06%		74%
(1) All in yield includes the amortization of deferred fees.
(2) Maximum maturity assumes all extension option are exercised by the borrower, subject to conditions.

Financing Activities (dollars in thousands)
On February 9, 2018, one of our wholly owned subsidiaries entered into our Master Repurchase Agreement. During 2018, we sold to, and committed to later repurchase from, Citibank, six first mortgage bridge loans with an aggregate principal balance of $97,516, and Citibank advanced to us 75% of the aggregate outstanding balance of those loans, or $72,582. In connection with the loans closed in 2019 we sold to, and committed to later repurchase from, Citibank, an additional two loans with an aggregate principal amount of $44,600, and Citibank advanced us $31,445.
On November 6, 2018, we amended our Master Repurchase Agreement to increase the maximum amount of available advancements under the facility from $100,000 to $135,000 and to change its stated expiration date thereof from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement.
On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25,000 in unsecured loans at a rate of 6.50% per annum. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage bridge loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB loan.

Also on February 4, 2019, in connection with the RMR Credit Agreement, we further amended our Master Repurchase Agreement to increase the maximum amount available for advancement under our Master Repurchase Facility from $135,000 to $210,000, with the additional advancements becoming available for borrowing under the facility if and as we make borrowings under the RMR Credit Agreement, as provided for in our Master Repurchase Agreement. In addition, certain other provisions of our Master Repurchase Agreement were amended to accommodate our entering into the RMR Credit Agreement.
On July 27, 2018, one of our wholly owned subsidiaries entered into the TCB loan, pursuant to which that subsidiary may borrow up to $32,290. As of December 31, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan.

For more information regarding our Master Repurchase Facility, the RMR Credit Agreement and the TCB loan, see Notes 5 and 14 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations (amounts in thousands, except per share data)
Year Ended December 31, 2018, Compared to June 1, 2017 (inception) Through December 31, 2017:

	Year Ended December 31, 2018	June 1, 2017 (inception) through December 31, 2017
Income from Investments:
Interest income from investments	$3,891	$222
Less: Interest and related expenses	(1,491)	—
Income from investments, net	2,400	222

Other Expenses:
Management fees (1)	447	260
General and administrative expenses	2,101	830
Reimbursement of shared services expenses	1,460	428
Total expenses	4,008	1,518
Net loss	$(1,608)	$(1,296)

Weighted average common shares outstanding - basic and diluted	3,124	1,524

Net loss per common share - basic and diluted	$(0.51)	$(0.85)
(1) In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized an additional $445 of base management fees for the year ended December 31, 2018.
Core Earnings (Loss)

	Year Ended December 31, 2018	June 1, 2017 (inception) through December 31, 2017
Reconciliation of Net Loss to Core Earnings (Loss):
Net loss	$(1,608)	$(1,296)
Non-cash equity compensation expense	430	187
Core earnings (loss)	$(1,178)	$(1,109)

Core earnings (loss) per share - basic and diluted	$(0.38)	$(0.73)
Core Earnings (Loss) is defined as net income (loss), computed in accordance with GAAP, including realized losses not otherwise included in net income (loss) determined in accordance with GAAP and excluding: (a) the incentive fees earned by our Manager (if any); (b) depreciation and amortization (if any); (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income (loss) for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP) (if any); and (e) one time events pursuant to changes in GAAP and certain non-cash items (if any).
We believe that Core Earnings (Loss) provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Core Earnings (Loss) is used in determining the amount of business management and incentive fees payable by us to our Manager under our management agreement.
Core Earnings (Loss) does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP, or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings (Loss) may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Core Earnings (Loss) may not be comparable to the core earnings reported by other companies.
We originate first mortgage loans secured by middle market and transitional CRE and related instruments which are generally held as long term investments. These assets are classified as loans held for investment in our consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
We were formed in June 2017 and we completed our IPO in September 2017. Our operations during 2017 were limited as we were in the initial stages of formation and conducting our business. Our results of operations for the period from our inception on June 1, 2017 through December 31, 2017 included interest income of $222, primarily from the interest we earned on the cash we received in our IPO and concurrent private placement, management fees of $260 payable to our Manager under our management agreement, general and administrative expenses of $830, including costs associated with being a public company and reimbursements of $428 payable to our Manager for shared services our Manager arranges for us from its parent, RMR LLC.
For the year ended December 31, 2018, we incurred a net loss of $1,608. We generated interest income of $3,891 primarily related to our loans held for investment that we originated during 2018 and incurred interest and related expenses of $1,491, which resulted in $2,400 income from investments, net during the year ended December 31, 2018. The expenses we incurred during the year ended December 31, 2018 included management fees of $447 paid to our Manager under our management agreement for the period beginning January 1, 2018 through June 30 2018, which period was prior to the period that our Manager agreed to waive their fees under our management agreement, reimbursements of $1,460 made to our Manager for shared services arranged for from its parent RMR LLC and other general and administrative expenses of $2,101, which primarily include legal and audit fees, costs associated with being a public company, trustee fees and share grants.
Our results of operations for the year ended December 31, 2018 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our existing and future investment activities.

Factors Affecting Operating Results

Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results may also be impacted by general CRE market conditions and unanticipated defaults by our borrowers.

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
Although we generally expect to hold our investments for their contractual terms, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value less costs to sell within loans held for sale on our consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.

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
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace, and as existing CRE debt providers increase their presence in the marketplace, borrowers are becoming more familiar with alternative CRE debt products and are choosing to utilize alternative CRE debt in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan premiums. Although LIBOR, the index rate upon which bridge loans are priced, has increased over 100 basis points since October 2017, there has been a net reduction in total borrowing costs, including as a result of reductions in loan fees and decreased loan premiums. To offset the reduction in loan premiums, some alternative CRE debt providers are considering construction and higher LTV loans to meet their investors’ return expectations. Because of this premium compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. We believe many alternative lenders are targeting loan amounts in excess of $50,000 in primary markets. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage loans of less than $50,000.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our floating rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) coupons on our floating rate investments, if any, to reset, perhaps on a delayed basis, to higher interest rates; and (d) refinancing by our borrowers to become more difficult and costly, negatively impacting refinancing as a source of repayment for our investments.
Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our floating rate borrowings, if any, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupons on our floating rate investments, if any, to reset, perhaps on a delayed basis, to lower interest rates; (d) our borrowers' ability to refinance to become easier and more affordable, positively impacting our borrowers' ability to repay our investments: and (e) an increase in the likelihood that our borrowers will prepay our investments and which cause us to realize lower returns on our reinvestment of any payment proceeds.
The interest income on our loans and interest expense on our borrowings float with 1 month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase.
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

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows may include payments of principal, interest and fees we receive on our investments, cash generated from our operating results and unused borrowing capacity, including under our Master Repurchase Facility, the TCB loan or other repurchase agreements or financing arrangements or under the RMR Credit Agreement, and may also include bank loans or public or private issuances of debt or equity securities.
Cash Used in Operating Activities. During the year ended December 31, 2018, our cash used in operating activities of $1,649 was primarily due to our net loss for the year and unfavorable changes in working capital, partially offset by share based compensation and amortization of our deferred financing fees.
Our cash used in operating activities of $318 from our inception on June 1, 2017 through December 31, 2017 was primarily due to our net loss, partially offset by favorable changes in working capital as well as share based compensation.
Cash Used in Investing Activities. During the year ended December 31, 2018, our cash used in investing activities consisted of $135,548 of loan originations, net of deferred fees received on our loans held for investment.
From our inception on June 1, 2017 through December 31, 2017, we did not use or receive any cash in investing activities.
Cash Provided by Financing Activities. During the year ended December 31, 2018, our cash provided by financing activities consisted of $72,582 of advancements under our Master Repurchase Agreement and $31,690 of borrowings under our note payable, partially offset by $1,378 of deferred financing cost payments.
From our inception on June 1, 2017 through December 31, 2017, our cash flows provided by financing activities primarily consisted of the $62,002 in aggregate proceeds we received from the sales of our common shares in our IPO and the concurrent private placement.
On January 18, 2019, we declared a quarterly distribution of $0.11 per common share, or approximately $350,000, to shareholders of record on January 28, 2019. We expect to pay this distribution on or about February 21, 2019. We expect to declare and pay a quarterly distribution to common shareholders of between $0.20 and $0.24 per common share in the second quarter of 2019. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, Core Earnings, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Contractual Obligations and Commitments
As of December 31, 2018, our contractual obligations and commitments were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$17,673	$—	$17,673	$—	$—
Principal payments on Master Repurchase Agreement (2)	72,582	—	72,582	—	—
Principal payments on note payable (2)	31,690	—	31,690	—	—
Interest expense (3)	12,682	4,800	7,882	—	—
Total	$134,627	$4,800	$129,827	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date.

(2)	The allocation of our Master Repurchase Agreement and TCB loan is based on the current maturity date of each individual borrowing under the respective agreement.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2018 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2018 were borrowings outstanding under our Master Repurchase Facility and the TCB loan.
In connection with our Master Repurchase Facility, we entered into a guaranty which requires us to comply with customary financial covenants, which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary of RMR LLC. In connection with the TCB loan, we entered into a guaranty with Texas Capital Bank which requires us to comply with customary financial covenants, which include a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. The TCB loan provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. As of December 31, 2018, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Facility and the TCB loan.
On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which we may borrow up to $25,000 in unsecured loans at a rate of 6.50% per annum. The RMR Credit Agreement contains certain customary representations, covenants and events of default and is subordinate in right of payment to our Master Repurchase Agreement. In addition, the RMR Credit Agreement provides that proceeds from any future public issuances by us of our common shares or of preferred equity must be used to prepay any amounts outstanding under the RMR Credit Agreement. The RMR Credit Agreement also provides for acceleration of payment of all amounts outstanding upon the continuation of certain events of default, such as a change of control of us, which includes termination of our management agreement with our Manager.

Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of

RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at December 31, 2018, owned approximately 18.9% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee and an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and president and executive officer of RMR Inc. and an executive officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, is a director of our Manager and an executive officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc.
For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment regarding future events and other uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that apply to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that our decisions and assessments upon which our financial statements are based are reasonable, based upon information available to us. Our critical accounting policies and accounting estimates may be changed over time as our strategies change or as we expand our business. Those accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Revenue Recognition. Interest income on our CRE mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such assets. Fees, premiums and discounts, if any, are amortized or accreted into interest income over the lives of the investments using the effective interest method, as adjusted for actual prepayments.
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
Loans Held For Investment. Generally, our loans will be classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value less costs to sell.
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk) as defined below:
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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statements of operations.
Repurchase Agreements. Loans financed through repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through repurchase agreements remain on our consolidated balance sheet as assets, and cash received from the purchasers is recorded on our consolidated balance sheet as liabilities. Interest paid in accordance with repurchase agreements is recorded as interest expense.
Consolidation. For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are unable to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses.

Impact of Inflation
During the past several years there has been low inflation in the U.S. economy. Recently, there have been some signs of inflationary price movements, and the U.S. Federal Reserve has begun to raise interest rates modestly. The U.S. capital markets have recently experienced significant volatility, which some market observers have attributed to, at least in part, expectations that increased inflation and the possibility that interest rates will continue to rise, perhaps at an accelerated rate.
If inflation occurs, we believe it may have both positive and negative impacts upon our business. A positive impact of inflation on our business may be to increase the value of collateral for any existing loans, making the refinancing and repayment of principal easier for borrowers and reducing our risk of borrower defaults. A negative impact of inflation on our business may be to cause interest rates to rise, reducing the market value of any fixed rate loans we hold. A rise in interest rates may also make it more difficult for our borrowers to refinance loans in order to pay their obligations to us. Because all of our investments require interest at floating rates and because we do not currently anticipate that there will be excessive inflation in the U.S. economy, we do not expect inflation to have a material impact upon our business for the reasonably foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe that our business is exposed to two principal market risks: (a) changes in the level of economic activity in the U.S. economy generally or in geographic areas where the properties that are the subject of our real estate investments are located; and (b) changes in market interest rates.
Changes in the general economy may impact the ability and willingness of our borrowers to pay interest on and repay principal of our loans. A U.S. recession or a slowing of economic activity in areas where the collateral for our loans are located may cause our borrowers to default or may cause the value of our loan collateral to be reduced below the amounts we are owed. To mitigate these market risks, we perform thorough diligence on the value of our collateral properties and of properties comparable to our collateral properties in the areas where our collateral properties are located and on the historical business practices of our borrowers and their affiliates. We compare our borrowers' business plans to our expectations for the economy where our collateral properties are located and regarding the future income potential of the specific collateral properties. We also monitor the performance of our borrowers and collateral properties. Nonetheless, no amount of diligence, no matter how extensive, detailed and well informed it may be, can provide complete assurance against borrower defaults or against the deterioration of collateral values in declining market conditions.
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
As of December 31, 2018, the interest income on our loans and interest expense on our borrowings float with 1 month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase and as LIBOR decreases our income from investments, net of interest and related expenses, will decrease.
Floating Rate Investments
At December 31, 2018, our loans held for investment had a total principal balance of $137.1 million and the weighted average maximum maturity of our investment portfolio was 4.7 years, assuming full term extension of all loans. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon originating for our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions.
Floating Rate Debt
At December 31, 2018, our floating rate debt obligation consisted of $71.6 million in outstanding borrowings under our then $135.0 million Master Repurchase Facility, and $31.7 million in outstanding advancements under the JFK loan. Our

Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
The TCB loan matures in July 2021 and subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date for two, one year periods.
All of our floating rate debt was made in U.S. dollars and earns interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon selling additional mortgage loans and other assets under our Master Repurchase Facility, we are vulnerable to increases in interest rate premiums due to market conditions or perceived credit characteristics of our borrowers.
The following table illustrates the impact, assuming our existing investment portfolio and liabilities, on our interest income and interest expense for the 12 month period following December 31, 2018, assuming an immediate increase or decrease of 100 basis points in LIBOR the applicable interest rate benchmark (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity:	Principal balance as of December 31, 2018	Interest Rate Per Year (1)	100 Basis Point Increase	100 Basis Point Decrease
Loans held for investment	$137,129	6.14%	$1,371	$(1,371)
Master Repurchase Agreement	(72,582)	4.54%	(726)	726
Note payable	(31,690)	4.61%	(317)	317
Total change in net income from investments	$32,857		$328	$(328)

Annual earnings per share impact (2)			$0.10	$(0.10)
(1) Weighted based on interest rates and outstanding balances as of December 31, 2018.
(2) Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2018.

To mitigate the impact of future changes in market interest rates on our business we have required, and will continue to require, that borrowers pay floating interest rates to us rather than fixed interest rates on the large majority of our loan investments and, to the extent that we use leverage to make investments, we will continue to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and obligations from fixed to floating rates or the reverse.
Fixed Rate Debt

On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25.0 million in unsecured loans at a rate of 6.50% per annum. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage bridge loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following maturity of our Master Repurchase Facility or the TCB loan. Because the RMR Credit Agreement requires interest to be paid at a fixed rate, changes in market interest rates during the term of this agreement note will not affect our interest obligations.
LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We do not know what standard, if any, will replace LIBOR if it is phased out. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements would be amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, we currently expect that the interest rates we pay under our Master Repurchase Facility and the TCB loan, as well as under any other then existing debt financing arrangements, would be similarly amended as necessary for that same purpose.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Assessment of Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.
Item 9B. Other Information
On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25.0 million in unsecured loans at a rate of 6.50% per annum. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage bridge loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement contains certain customary representations, covenants and events of default and is subordinate in right of payment to our Master Repurchase Agreement. In addition, the RMR Credit Agreement provides that proceeds from any future public issuances by us of our common shares or of preferred equity must be used to prepay any amounts outstanding under the RMR Credit Agreement. The RMR Credit Agreement also provides for acceleration of payment of all amounts outstanding upon the continuation of certain events of default, such as a change of control of us, which includes termination of our management agreement with our Manager. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB loan.

On February 4, 2019, in connection with the RMR Credit Agreement, we further amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $135.0 million to $210.0 million, with the additional advancements becoming available for borrowing under the facility if and as we make borrowings under the RMR Credit Agreement, as provided for in our Master Repurchase Agreement. In addition, certain other provisions of our Master Repurchase Agreement were amended to accommodate our entering into the RMR Credit Agreement.

The foregoing descriptions of the RMR Credit Agreement and the amendment to our Master Repurchase Agreement are not complete and are qualified in their entirety by reference to the full text of those documents and all exhibits and schedules thereto, copies of which are filed with this Annual Report on Form 10-K as Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14 and 10.15.

We have relationships and historical and continuing transactions with our Manager. For information regarding these relationships and transactions, see elsewhere in this Annual Report on Form 10-K, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Annual Report on Form 10-K for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our various agreements with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to all our officers and Trustees, our Manager, RMR LLC, RMR Inc., senior level officers of our Manager or RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of our Manager or RMR LLC. Our Code of Conduct is posted on our website, www.trmtreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
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
We may grant common shares to our officers and other employees of our Manager and of RMR LLC under our 2017 Equity Compensation Plan, or the 2017 Plan. In addition, each of our Trustees receives common shares as part of his annual compensation for serving as a Trustee and such shares are awarded under the 2017 Plan. The terms of awards made under the 2017 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2018:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2017 plan	None	None	153,783	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	153,783	(1)
(1) Consists of common shares available for issuance pursuant to the terms of the 2017 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2017 Plan.
Payments by us to our Manager, RMR LLC and RMR LLC employees are described in Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements of Tremont Mortgage Trust are included on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-2
Consolidated Statements of Operations for the year ended December 31, 2018 and for the period from June 1, 2017 (inception) through December 31, 2017	F-3
Consolidated Statement of Shareholders' Equity for the year ended December 31, 2018 and for the period from June 1, 2017 (inception) through December 31, 2017	F-4
Consolidated Statement of Cash Flows for the year ended December 31, 2018 and for the period from June 1, 2017 (inception) through December 31, 2017	F-5
Notes to Consolidated Financial Statements	F-6
Schedule IV - Mortgage Loans on Real Estate	S-1
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
10.1
Private Placement Purchase Agreement, dated as of September 13, 2017, between the Company and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)

10.2
Management Agreement, dated as of September 18, 2017, among the Company, Tremont Realty Advisors LLC and, solely in respect to Section 29 thereof, The RMR Group Inc.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)

10.3	2017 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Registration Statement on Form S-8 dated November 9, 2017.)
10.4	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.5	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.6	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 25, 2018.)
10.7
Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2018.)

10.8
First Amendment to Master Repurchase Agreement, dated November 6, 2018, among TRMT CB Lender LLC, Citibank, N.A. and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2018.)

10.9	Fee Agreement, dated February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Filed herewith.)
10.10	First Amendment to Fee Agreement, dated November 6, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2018.)
10.11	Second Amendment to Fee Agreement, dated February 4, 2019, between TRMT CB Lender LLC and Citibank, N.A. (Filed herewith.)
10.12	Guaranty Agreement, dated February 9, 2018, by the Company, in favor of Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2018.)
10.13	First Amendment to Guaranty Agreement, Dated February 4, 2019, by the Company, in favor of Citibank, N.A. (Filed herewith.)
10.14	Credit Agreement, dated February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC. (Filed herewith.)
10.15	Subordination Agreement, dated February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

99.1
Letter, dated as of March 9, 2018, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

99.2
Letter, dated as of June 20, 2018, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2018.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity (iv) Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Tremont Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tremont Mortgage Trust (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2018 and for the period from June 1, 2017 (inception) through December 31, 2017, and the related notes and the financial statements schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from June 1, 2017 (inception) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Boston, Massachusetts
February 7, 2019

TREMONT MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$27,024	$61,666
Restricted cash	311	—
Loans held for investment, net (includes $137,129 and $0, respectively, pledged as collateral under master repurchase agreement and note payable)	135,844	—
Accrued interest receivable	344	—
Prepaid expenses and other assets	390	259
Total assets	$163,913	$61,925

Liabilities and Shareholders' Equity
Accounts payable, accrued liabilities and deposits	$935	$301
Master repurchase agreement (net of deferred financing costs of $891 and $0, respectively)	71,691	—
Note payable (net of deferred financing costs of $205 and $0, respectively)	31,485	—
Due to related persons	134	754
Total liabilities	104,245	1,055

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,178,817 and 3,126,439 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	32	31
Additional paid in capital	62,540	62,135
Cumulative net loss	(2,904)	(1,296)
Total shareholders’ equity	59,668	60,870
Total liabilities and shareholders' equity	$163,913	$61,925

See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31, 2018	June 1, 2017 (inception) through December 31, 2017
Income from Investments:
Interest income from investments	$3,891	$222
Less: Interest and related expenses	(1,491)	—
Income from investments, net	2,400	222

Other Expenses:
Management fees	447	260
General and administrative expenses	2,101	830
Reimbursement of shared services expenses	1,460	428
Total expenses	4,008	1,518
Net loss	$(1,608)	$(1,296)

Weighted average common shares outstanding - basic and diluted	3,124	1,524

Net loss per common share - basic and diluted	$(0.51)	$(0.85)

See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of		Additional
	Common	Common	Paid In	Cumulative
	Shares	Shares	Capital	Net Loss	Total
Balance at June 1, 2017 (inception)	—	$—	$—	$—	$—
Issuance of shares	3,100	31	61,971	—	62,002
Share grants	27	—	182	—	182
Share repurchases	(1)	—	(18)	—	(18)
Net loss		—	—	(1,296)	(1,296)
Balance at December 31, 2017	3,126	31	62,135	(1,296)	60,870
Share grants	63	1	397	—	398
Share repurchases	(2)	—	(28)	—	(28)
Share grant forfeitures	(8)	—	15	—	15
Adoption of ASU 2018-07	—	—	21	—	21
Net loss	—	—	—	(1,608)	(1,608)
Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$59,668

See accompanying notes.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2018	June 1, 2017 (inception) through December 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,608)	$(1,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	430	182
Amortization of deferred financing costs	282	—
Amortization of loan origination and exit fees	(296)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(344)	—
Prepaid expenses and other assets	(131)	(259)
Accounts payable, accrued liabilities and deposits	638	301
Due to related persons	(620)	754
Net cash used in operating activities	(1,649)	(318)

Cash Flows from Investing Activities
Origination of loans held for investment	(135,548)	—
Net cash used in investing activities	(135,548)	—

Cash Flows from Financing Activities
Proceeds from master repurchase agreement	72,582	—
Proceeds from note payable	31,690	—
Payments for deferred financing costs	(1,378)	—
Proceeds from issuance of common shares	—	62,002
Repurchase of common shares	(28)	(18)
Net cash provided by financing activities	102,866	61,984

(Decrease) increase in cash, cash equivalents and restricted cash	(34,331)	61,666
Cash, cash equivalents and restricted cash at beginning of period	61,666	—
Cash, cash equivalents and restricted cash at end of period	$27,335	$61,666

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,024	$—

Supplemental disclosure of cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$27,024	$61,666
Restricted cash	311	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$27,335	$61,666
See accompanying notes.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the fair value of financial instruments.
These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Consolidation. For each investment we make, we evaluate whether consolidation of the borrower is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are unable to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to the entity's residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses.
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
Repurchase Agreements. Loans financed through repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through repurchase agreements remain on our consolidated balance sheet as assets, and cash received from the purchasers is recorded on our consolidated balance sheet as liabilities. Interest paid in accordance with repurchase agreements is recorded as interest expense.
Loans Held For Investment. Generally, our loans will be classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value less cost to sell.
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan to value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk) as defined below:
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
(dollars in thousands, except per share amounts)

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
"5" impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and the property having a very high LTV.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statements of operations.
As of December 31, 2018, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loans.
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
Loan Deferred Fees. Loan origination and exit fees are reflected in loans held for investment, net, in our consolidated balance sheets and include fees charged to borrowers. These fees are amortized and accreted, respectively, into interest income over the life of the related loans held for investment.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At December 31, 2018, we had approximately $1,096 of capitalized financing costs, net of amortization.
Net Loss Per Common Share. We calculate basic earnings (losses) per common share, or EPS, by dividing net loss by the weighted average number of common shares outstanding during the period. We calculate diluted net loss per share using the more dilutive of the two class method or the treasury stock method.
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
Note 3. Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our consolidated financial statements.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. This update also requires a reconciliation of the totals in the statements of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our consolidated balance sheets are included with cash and cash equivalents in the consolidated statements of cash flows. Restricted cash, which primarily consists of deposit proceeds from potential borrowers which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower, totaled $311 as of December 31, 2018. The adoption of this update did not change our consolidated balance sheet presentation.
On October 1, 2018, we adopted FASB ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We have determined that the transition adjustment to early adopt this guidance is immaterial to our consolidated financial statements and that the common share awards to our officers and certain other employees of our Manager and of The RMR Group LLC, or RMR LLC, will be considered equity classified awards with the fair value measured on the grant date and amortized into general and administrative expenses over the vesting period through additional paid in capital.
Note 4. Loans Held For Investment
We originate first mortgage loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments.
As of December 31, 2018, we had established a portfolio of seven investments with a total commitment of approximately $154,802, of which $17,673 remained unfunded. At December 31, 2018, these loans had a total principal balance in loans held for investment of $137,129, and a net book value of $135,844, net of deferred fees totaling $1,285; a weighted average all in yield, which includes the amortization of deferred fees, of 6.82%; a weighted average coupon rate of 6.14%; a weighted average maximum maturity of 4.7 years, assuming full term extension of all loans; and a weighted average LTV of 70%. To fund these loan originations, we used cash on hand, advancements under our master repurchase agreement and borrowings under a note payable. See Note 5 for further information on our secured debt agreements.
The table below represents our loan activities:

	Principal	Deferred Fees	Net Book Value
December 31, 2017	$—	$—	$—
Loan funding	137,129	(1,581)	135,548
Net amortization of deferred fees		296	296
December 31, 2018	$137,129	$(1,285)	$135,844
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio:

	Number of	Net Book Value	Percentage of
Property Type	Loans	Balance	Value
Office	4	$69,144	51%
Hotel	2	60,938	45%
Retail	1	5,762	4%
	7	$135,844	100%

	Number of	Net Book Value	Percentage of
Geographic Location	Loans	Balance	Value
East	2	$52,975	39%
South	3	50,966	38%
Midwest	1	26,141	19%
West	1	5,762	4%
	7	$135,844	100%
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

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

During the year ended December 31, 2018, we originated seven first mortgage bridge loans with an aggregate net book value of $135,844. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at December 31, 2018. We did not have any impaired loans, non-accrual loans or loans in default as of December 31, 2018; thus, we did not record an allowance for losses. See Note 2 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Summarized Financial Data
In July 2018, we closed a $40,363 first mortgage bridge loan, of which $39,613 was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan. At December 31, 2018, the outstanding principal balance of $39,613 represents 24% of our total assets.
The following presents summarized financial data of the operating property securing the JFK loan for the period of July 18, 2018 (the JFK loan's origination date) through December 31, 2018:

December 31,
2018
Summarized Balance Sheet Data:
Total assets	$59,527
Total liabilities	$40,992
Total equity	$18,535

Year Ended December 31, 2018
Summarized Operating Results:
Revenue	$6,055
Operating income	$2,201
Net income	$432
Note 5. Secured Debt Agreements
At December 31, 2018, we had a master repurchase facility and a note payable that we have used to finance certain loans.
Master Repurchase Facility
On February 9, 2018, one of our wholly owned subsidiaries entered into a master repurchase agreement with Citibank, N.A., or Citibank, for a $100,000 master repurchase facility, or our Master Repurchase Facility, pursuant to which we may sell to, and later repurchase from, Citibank, floating rate mortgage loans and other related assets, or purchased assets. We refer to the agreements governing our Master Repurchase Facility as our Master Repurchase Agreement. On November 6, 2018, we amended our Master Repurchase Agreement to increase the maximum amount of available advancements under the facility from $100,000 to $135,000 and to change its stated expiration date from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement. On February 4, 2019, we amended our Master Repurchase Agreement to increase the potential maximum amount available for advancement from $135,000 to $210,000. See Note 14 for further information regarding the recent amendment to our Master Repurchase Agreement.
Under our Master Repurchase Facility, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral.
In connection with our Master Repurchase Facility, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Facility. This guaranty also requires us to comply with customary financial covenants, which include a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. As of December 31, 2018, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Facility.
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
Our Master Repurchase Agreement provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary of RMR LLC.
In 2018, we sold to, and committed to later repurchase from, Citibank, six first mortgage bridge loans with an aggregate outstanding principal balance of $97,516, and, as a result, Citibank advanced to us $72,582. Loans pledged as collateral under our Master Repurchase facility had aggregate book values of $96,560 and fair values of $98,232. As of December 31, 2018, our Master Repurchase Agreement had a weighted average interest rate of LIBOR plus 208 basis points per annum, excluding associated fees and expenses, and a weighted average remaining maturity of 2.6 years. During the year ended December 31, 2018, we recorded interest expense of $603 in connection with our Master Repurchase Facility. The outstanding principal balances under our Master Repurchase facility matures as follows: $4,415 in 2020 and $68,167 in 2021.

Note Payable

In July 2018, we closed the $40,363 JFK loan, of which $39,613 was funded by us at closing, to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, and in connection therewith, one of our wholly owned subsidiaries entered into a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB loan. The TCB loan advances up to 80% of the JFK loan amount from time to time. The TCB loan matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB loan for two, one year periods. Interest on amounts advanced under the TCB loan is calculated at a floating rate based on LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB loan to maintain a 10.5% debt yield on the net operating income of the hotel that secures the TCB loan. The TCB loan is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB loan, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB loan amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. As of December 31, 2018, we believe we were in compliance with the terms and conditions of the covenants of the TCB loan.
As of December 31, 2018, Texas Capital Bank had advanced to our subsidiary $31,690 under the TCB loan with an interest rate of LIBOR plus 215 basis points per annum, excluding associated fees and expenses. During the year ended December 31, 2018, we recorded interest expense of $606 in connection with the TCB loan. The outstanding balance under the TCB loan matures in 2021.
Note 6. Fair Value of Financial Instruments
As of each of December 31, 2018 and 2017, the carrying values of certain of our financial instruments, which include cash and cash equivalents, restricted cash, prepaid expenses, due to related parties, accounts payable, accrued expenses and deposits, approximated their fair values due to the short term nature of these financial instruments. At December 31, 2018, the principal

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

balances of our Master Repurchase Agreement and TCB Loan approximated their fair values, as interest is based on floating rates based on LIBOR plus a spread and the spread is consistent with those demanded by the market.
We estimate the fair value of our loans held for investment using Level III inputs. We estimate the fair values of our loans held for investment by using discounted cash flow analysis and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on loan to value, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one-month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2018 and 2017.
The following table provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheets:

	Carrying	Fair
As of December 31, 2018	Value	Value
Financial assets
Loans held for investment	$135,844	$137,872
Financial liabilities
Master Repurchase Agreement	71,691	72,582
Note payable	31,485	31,690

Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan, or the 2017 Plan. As described in Note 9, we granted common share awards to our officers and certain other employees of our Manager and of RMR LLC in 2018 and 2017. We also granted each of our five Trustees 3,000 of our common shares with an aggregate market value of $189 ($38 per trustee) and 1,500 of our common shares with an aggregate market value of $119 ($24 per trustee) in 2018 and 2017, respectively, as part of their annual compensation. During 2018, we granted an additional 1,500 shares with an aggregate market value of $20 to one of our Managing Trustees, who was elected as a Managing Trustee in 2018. The values of the share grants were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2017 Plan for the years ended December 31, 2018 and 2017, is as follows:

	2018		2017
	Number of	Weighted Average Grant	Number of	Weighted Average Grant
	Shares	Date Fair Value	Shares	Fair Value
Unvested shares, beginning of year	16,000	$15.87	—	$—
Shares granted	62,800	$12.03	27,500	$15.87
Shared forfeited	(8,000)	$15.87	—	$—
Shares vested	(27,760)	$12.61	(11,500)	$15.87
Unvested shares, end of year	43,040	$12.37	16,000	$15.87
The 43,040 unvested shares as of December 31, 2018 are scheduled to vest as follows: 14,260 shares in 2019, 10,260 shares in 2020, 10,260 shares in 2021, and 8,260 shares in 2022. As of December 31, 2018, the estimated future compensation

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

expense for the unvested shares was $427. The weighted average period over which the compensation expense will be recorded is approximately 28 months. The total fair value of shares vested was $342 and $183 for the year end December 31, 2018 and the period from June 1, 2017 (inception) to December 31, 2017, respectively.
At December 31, 2018, 153,783 of our common shares remained available for issuance under the 2017 Plan.
Sale of Common Shares
On September 18, 2017, we sold 2,500,000 of our common shares at a price of $20.00 per share in our IPO. Concurrently with our IPO, we sold an additional 600,000 of our common shares at a price of $20.00 per share to our Manager in a private placement. The aggregate proceeds to us from these sales were $62,000. We did not declare or pay any distributions on our common shares during the period from our inception (June 1, 2017) through December 31, 2018.
2018 Common Share Forfeitures and Repurchases
On August 20, 2018, 8,000 of our common shares were forfeited in connection with the resignation of certain of our executive officers. The shares were valued at $12.50 per common share, the closing price of our common shares on Nasdaq on that day. We recognize forfeitures in general and administrative expenses as they occur.
On September 24, 2018, we purchased an aggregate of 2,121 of our common shares, valued at $11.89 per common share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and other employees of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On November 20, 2018, we purchased an aggregate of 301 of our common shares, valued at $10.53 per common share, the closing price of our common shares on Nasdaq on that day, from one of our officers who is also an officer of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of an award of our common shares.
2017 Common Share Repurchases
On November 29, 2017, we purchased an aggregate of 1,161 of our common shares valued at $15.34 per common share, the closing price of our common shares on Nasdaq on that day, from our officers in satisfaction of tax withholding and payment obligations in connection with awards of our common shares.
Distributions
On January 18, 2019, we declared a distribution of $0.11 per common share, or approximately $350, to shareholders of record on January 28, 2019. We expect to pay this distribution on or about February 21, 2019.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Fees and Expense Reimbursements. Under our management agreement, we are responsible to pay our Manager the following:

•
Base Management Fee. We are required to pay our Manager an annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) the proceeds received by us from our IPO and the concurrent private placement of our common shares to our Manager, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative Core Earnings, as defined below, for the period commencing on the completion of our IPO to the end of the most recent calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to our Manager and (iii) any amount that we may have paid to repurchase

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis.

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

For purposes of the calculation of base management fees and incentive fees payable to our Manager, “Core Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by our Manager; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between our Manager and our Independent Trustees and approved by a majority of our Independent Trustees. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Core Earnings shall only apply to owned real estate. Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to our Manager. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Core Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Core Earnings. Equity and Core Earnings as defined in our management agreement are non-GAAP financial measures and may be different than our shareholders’ equity and our net income calculated according to GAAP.
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, our Manager also agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years.

Pursuant to our management agreement, we recognized base management fees of $447 and $260 for the year ended December 31, 2018 and the period beginning on September 18, 2017, the date on which we entered into the agreement, through December 31, 2017, respectively. If our Manager had not agreed to waive its base management fees beginning July 1, 2018, we would have recognized $892 of base management fees for the year ended December 31, 2018. We did not recognize any incentive fees for the year ended December 31, 2018.
Term and Termination. The initial term of our management agreement ends on December 31, 2020. Our management agreement automatically renews for successive one year terms beginning January 1, 2021 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of our Independent Trustees based upon a determination that (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (provided that in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). Our management agreement may be terminated by our Manager before each annual renewal upon written notice delivered to our Board of Trustees no later than 180 days prior to an annual renewal date. We may also terminate our management agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us upon the occurrence of a “cause event,” as defined in the management agreement. Our Manager may terminate our management agreement in certain other circumstances, including if we become required to register as an investment company under the Investment Company Act of 1940, as amended, for our uncured “material breach,” as defined in our management agreement, we materially reduce our

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Manager’s duties and responsibilities or scope of its authority under our management agreement or we cease or take steps to cease to conduct the business of originating or investing in CRE loans.
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
Expense Reimbursement. Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us from time to time. Generally, it is the practice of our Manager and RMR LLC, to treat individuals who spend 50% or more of their business time providing services to our Manager as employees of our Manager. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager.
Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $1,460 and $428 for the year ended December 31, 2018 and the period beginning on September 18, 2017 through December 31, 2017, respectively, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. These amounts are included in shared services agreement reimbursement in our consolidated statements of operations. In addition, we also pay our pro rata portion of internal audit costs incurred by RMR LLC on behalf of us and other public companies to which RMR LLC or its subsidiaries provide management services. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $118 and $35 for the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017, respectively. These amounts are included in general and administrative expenses in our statement of operations for these periods.
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
(dollars in thousands, except per share amounts)

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
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director, president and chief executive officer of RMR Inc., a director of our Manager and the president and chief executive officer and an employee of RMR LLC. Barry M. Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president and chief executive officer of our Manager and an executive officer and employee of RMR LLC, and each of our other officers is also an officer and/or employee of our Manager or RMR LLC.
Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of all of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of our Manager, RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, Tremont Realty Advisors LLC. Our Manager provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement.
We were formed as a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of December 31, 2018, owned 600,100 of our common shares, or approximately 18.9% of our outstanding common shares. Our Manager paid the initial organizational costs related to our formation and other costs of our IPO, including the underwriting

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

discounts and commissions, which costs were $6,823 in aggregate. Each of our Managing Trustees and executive officers is also a director or officer of our Manager and of RMR LLC.
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
In February 2019, we entered into a credit agreement with our Manager, as lender, or the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25,000 in unsecured loans at a rate of 6.50% per annum. See Note 14 for further information regarding the RMR Credit Agreement.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc. is ABP Trust. Adam Portnoy, one of our Managing Trustees, is the controlling shareholder, the sole trustee and an officer of ABP Trust. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 8 for further information regarding this shared services arrangement.
Share Awards to Employees of our Manager and RMR LLC. During the year ended December 31, 2018, we awarded to our officers and other employees of our Manager and/or RMR LLC annual share awards of 46,300 of our common shares, valued at $546, in aggregate, based upon the closing price of our common shares on Nasdaq on the date of the awards. During the year ended December 31, 2017, we awarded to our officers annual share awards of 20,000 of our common shares, valued at $317, in aggregate, based upon the closing price of our common shares on Nasdaq on the date of the awards. One fifth of these awards vested on the award date and one fifth vests on each of the next four anniversaries of the award date. These awards to employees of our Manager and RMR LLC are in addition to the share awards made to our current and former Managing Trustees, as Trustee compensation, and the fees we paid to our Manager. We purchased common shares awarded to certain of our officers and employees of our Manager and/or RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $156 and $224 for this policy in 2018 and 2017, respectively.
Note 10. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our consolidated statements of income. As of December 31, 2018, we had net operating losses of approximately $2,859. As a REIT, we will not be able to realize the future benefit of these losses and accordingly have provided a 100% valuation allowance.

Note 11. Weighted Average Common Shares
We calculate Basic EPS by dividing net losses by the number of weighted average number of common shares outstanding during the period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share. Due to net losses incurred during the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017 basic weighted average shares is equal to diluted weighted average shares. As a result, 2,929 and 3,581 restricted unvested common shares were excluded from the computation of diluted EPS for the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017, respectively.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12. Commitments and Contingencies
Unfunded Commitments
As of December 31, 2018, we had unfunded commitments of $17,673 related to our loans held for investment. These commitments are not reflected in our consolidated balance sheets. Loans held for investments related to these unfunded commitments have a weighted average initial maturity date of 2.7 years. See Note 4 for further information related to loans held for investment.
Secured Borrowings
At December 31, 2018, we had aggregate principal balances outstanding under our Master Repurchase Facility and our note payable of $104,272. Principal balances outstanding at December 31, 2018 had a weighted average life to maturity of 2.6 years. See Note 5 for further information related to our secured debt agreements.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Income from investments, net	$196	$429	$822	$953
Net (loss) income	$(949)	$(781)	$(63)	$185
Weighted average common shares - basic	3,111	3,123	3,129	3,135
Weighted average common shares - diluted	3,111	3,123	3,129	3,138

Per share data:
Net (loss) income per common share - basic and diluted	$(0.31)	$(0.25)	$(0.02)	$0.06

2017
Income from investments, net	$—	$—	$23	$199
Net loss	$—	$—	$(238)	$(1,058)
Weighted average common shares	—	—	438	3,106

Per share data:
Net loss per common share - basic and diluted	$—	$—	$(0.54)	$(0.34)
Note 14. Subsequent Events
In February 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time within six months following the date of the RMR Credit Agreement, we may borrow up to $25,000 in unsecured loans at a rate of 6.50% per annum. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage bridge loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB loan.
Also in February 2019, in connection with the RMR Credit Agreement, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under our Master Repurchase Facility from $135,000 to $210,000,

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

with the additional advancements becoming available for borrowing under the facility if and as we make borrowings under the RMR Credit Agreement, as provided for in our Master Repurchase Agreement. In addition, certain other provisions of our Master Repurchase Agreement were amended to accommodate our entering into the RMR Credit Agreement.
In January 2019, we closed a $24,550 first mortgage bridge loan to finance the acquisition of a 432 unit apartment community located in Rochester, NY at an as in LTV of 74%. This loan requires the borrower to pay interest at a floating rate of LIBOR plus a premium of 325 basis points payable monthly. This loan was fully funded at closing and has a three year initial term with two, one year extension options, subject to the borrower meeting certain conditions. Also in January 2019, in connection with the closing of this loan we sold to, and later committed to repurchase from, Citibank under our Master Repurchase Facility, this loan and Citibank advanced us 75% of the aggregate balance, or $18,413.
In February 2019, we closed a$22,915 first mortgage bridge loan to refinance an approximately 96,000 square foot, retail property located in Coppell, TX at an as is LTV of approximately 73%. This loan requires the borrower to pay interest at a floating rate of LIBOR plus a premium of 350 basis points payable monthly. This loan funded $20,050 at closing, includes a future funding allowance of $2,865 for building improvements and leasing capital and has a two year term. Also, in February 2019, in connection with the closing of this loan we sold to, and later committed to repurchase from, Citibank under our Master Repurchase Facility, the principal balance of this loan and Citibank advanced us 65% of that balance, or $13,032.

TREMONT MORTGAGE TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2018
(dollars in thousands)

Property type/Location	Interest Rate	Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Book Value
First Mortgage Bridge Loans (4)
Office, Metairie, LA	L + 5.00%	4/11/2023	I/O	—	$16,415	$16,321
Office, Houston, TX	L + 4.00%	6/26/2023	I/O	—	13,103	12,991
Hotel, Queens, NY	L + 3.50%	7/19/2023	I/O	—	39,613	39,284
Office, Scarsdale, NY	L + 4.00%	7/31/2023	I/O	—	13,771	13,691
Retail, Phoenix, AZ	L + 4.25%	11/30/2022	I/O	—	5,887	5,762
Office, St. Louis, MO	L + 3.25%	12/19/2023	I/O	—	26,440	26,141
Hotel, Atlanta, GA	L + 3.25%	12/21/2023	I/O	—	21,900	21,654
					$137,129	$135,844

(1) Maximum maturity assumes all extension option are exercised by the borrower, subject to conditions.
(2) I/O = interest only until final maturity.
(3) Represents only third party prior liens.
(4) As of December 31, 2018, none of our borrowers were delinquent in payment.

Reconciliation of Mortgage Loans on Real Estate:

December 31, 2017	$—
Additions during the period:
New mortgage loans	137,129
Amortization of deferred fees	296
Deductions during the period:
Deferred fees	(1,581)
December 31, 2018	$135,844

S-1

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: February 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	Managing Trustee, President and Chief Executive Officer	February 7, 2019
David M. Blackman	(principal executive officer)

/s/ G. Douglas Lanois	Chief Financial Officer and Treasurer	February 7, 2019
G. Douglas Lanois	(principal financial and accounting officer)

/s/ John L. Harrington	Independent Trustee	February 7, 2019
John L. Harrington

/s/ Adam D. Portnoy	Managing Trustee	February 7, 2019
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 7, 2019
Jeffrey P. Somers