Form 10-Q
period 2019-03-31
Tremont Mortgage Trust
filed 2019-05-14
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest	TRMT	The Nasdaq Stock Market LLC
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of May 13, 2019: 3,193,173

TREMONT MORTGAGE TRUST
FORM 10-Q
March 31, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$13,899	$27,024
Restricted cash	429	311
Loans held for investment, net	180,911	135,844
Accrued interest receivable	683	344
Prepaid expenses and other assets	286	390
Total assets	$196,208	$163,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,189	$935
Master repurchase facility, net	103,576	71,691
Note payable, net	31,504	31,485
Due to related persons	8	134
Total liabilities	136,277	104,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 3,178,817 shares issued and outstanding	32	32
Additional paid in capital	62,575	62,540
Cumulative net loss	(2,326)	(2,904)
Cumulative distributions	(350)	—
Total shareholders’ equity	59,931	59,668
Total liabilities and shareholders' equity	$196,208	$163,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
INCOME FROM INVESTMENTS:
Interest income from investments	$3,000	$233
Less: interest and related expenses	(1,549)	(37)
Income from investments, net	1,451	196

OTHER EXPENSES:
Management fees	—	225
General and administrative expenses	503	545
Reimbursement of shared services expenses	370	375
Total expenses	873	1,145

Net income (loss)	$578	$(949)

Weighted average common shares outstanding - basic	3,136	3,111
Weighted average common shares outstanding - diluted	3,142	3,111

Net income (loss) per common share - basic and diluted	$0.18	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Loss	Distributions	Total
Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	$32	$62,575	$(2,326)	$(350)	$59,931

Balance at December 31, 2017	3,126	$31	$62,135	$(1,296)	$—	$60,870
Share grants	2	—	20	—	—	20
Net loss	—	—	—	(949)	—	(949)
Balance at March 31, 2018	3,128	$31	$62,155	$(2,245)	$—	$59,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$578	$(949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	35	20
Amortization of deferred financing costs	100	38
Amortization of loan origination and exit fees	(294)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(339)	—
Prepaid expenses and other assets	111	34
Accounts payable, accrued liabilities and deposits	186	432
Due to related persons	(126)	360
Net cash provided by (used in) operating activities	251	(65)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(44,105)	—
Additional funding of loans held for investment	(668)	—
Net cash used in investing activities	(44,773)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	31,866	—
Payments for deferred financing costs	(1)	(766)
Distributions	(350)	—
Net cash provided by (used in) financing activities	31,515	(766)

Decrease in cash, cash equivalents and restricted cash	(13,007)	(831)
Cash, cash equivalents and restricted cash at beginning of period	27,335	61,666
Cash, cash equivalents and restricted cash at end of period	$14,328	$60,835

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,336	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$13,899	$60,621
Restricted cash	429	214
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$14,328	$60,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Note 1. Organization
Tremont Mortgage Trust, or, collectively with its consolidated subsidiaries, we, us or our, was organized as a real estate investment trust, or REIT, under Maryland law on June 1, 2017. On September 18, 2017, we sold 2,500 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our initial public offering, or our IPO. Concurrently with our IPO, we sold an additional 600 of our common shares at a price of $20.00 per share to Tremont Realty Advisors LLC, or our Manager, in a private placement. The aggregate proceeds from these sales were $62,000.
Note 2. Summary of Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
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
Basis of Presentation
The accompanying condensed consolidated financial statements of Tremont Mortgage Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report.
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
Loans Held for Investment
Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate will be held at the lower of cost or fair value less cost to sell.
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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our condensed consolidated statements of operations.
As of March 31, 2019, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loans.
Repurchase Agreements
Loans financed through repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through repurchase agreements remain on our condensed consolidated balance sheet as assets, and cash received from the purchasers is recorded on our condensed consolidated balance sheet as liabilities. Interest paid in accordance with repurchase agreements is recorded as interest expense.
Revenue Recognition
Interest income related to our first mortgage whole loans secured by commercial real estate, or CRE, will generally be accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded unless it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual.
Note 3. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we will adopt ASU No. 2016-13 on January 1, 2022. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.
Note 4. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments. To fund our loan originations to date, we used cash on hand, advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and borrowings under a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable. See Note 5 for further information on our debt agreements.
The table below details overall statistics for our loan portfolio as of March 31, 2019:

Balance at March 31, 2019
Number of loans	9
Total loan commitments	$202,267
Unfunded loan commitments (1)	$19,870
Principal balance	$182,397
Unamortized net deferred origination fees	$(1,486)
Carrying value	$180,911
Weighted average coupon rate	6.13%
Weighted average all in yield (2)	6.73%
Weighted average maximum maturity (years) (3)	4.2
Weighted average LTV	71%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, subject to the borrower meeting certain conditions.
The table below details our loan activities for the three months ended March 31, 2019:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2018	$137,129	$(1,285)	$135,844
Additional funding	668	—	668
Originations	44,600	(495)	44,105
Net amortization of deferred fees	—	294	294
Balance at March 31, 2019	$182,397	$(1,486)	$180,911
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio at March 31, 2019:

Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	4	$69,889	39%
Hotel	2	61,016	34%
Retail	2	25,677	14%
Multifamily	1	24,329	13%
	9	$180,911	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	3	$77,584	44%
South	4	71,308	39%
West	1	5,838	3%
Midwest	1	26,181	14%
	9	$180,911	100%

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

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
At March 31, 2019, we had nine first mortgage whole loans with an aggregate carrying value of $180,911. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at March 31, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of March 31, 2019; thus, we did not record a reserve for loan loss. See Note 2 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Note 5. Debt Agreements
At March 31, 2019, our debt agreements included the Master Repurchase Facility, the TCB note payable and a credit agreement with our Manager, as lender, or the RMR Credit Agreement.

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1)	Principal Balance	Fair Value (2)
March 31, 2019:
Master repurchase facility	$210,000	$104,448	$103,576	L + 2.07%	2.3	$142,784	$143,224
Note payable	32,290	31,690	31,504	L + 2.15%	2.3	39,613	$39,613
RMR Credit Agreement	25,000	—	—	6.50%	2.9	—	—

December 31, 2018:
Master repurchase facility	$135,000	$72,582	$71,691	L + 2.08%	2.6	$97,516	$98,232
Note payable	32,290	31,690	31,485	L + 2.15%	2.6	39,613	39,640

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, excluding extension options and term-out provisions.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
For the three months ended March 31, 2019, we recorded interest expense of $1,084 and $368 in connection with our Master Repurchase Facility and the TCB note payable, respectively.
At March 31, 2019, our outstanding borrowings had the following remaining maturities:

Year	Principal payments on Master Repurchase Facility (1)	Principal payments on TCB note payable (1)
2019	$—	$—
2020	4,416	—
2021	100,032	31,690
2022	—	—
2023	—	—
	$104,448	$31,690

(1)	The allocation of our Master Repurchase Facility and TCB note payable is based on the current maturity date of each individual borrowing under the respective agreement.
Master Repurchase Facility
On February 9, 2018, one of our wholly owned subsidiaries entered into agreements to govern our Master Repurchase Facility, collectively, as amended, our Master Repurchase Agreement, pursuant to which we may sell to, and later repurchase from, Citibank, floating rate mortgage loans and other related assets, or purchased assets. At that time, our Master Repurchase Facility provided up to $100,000 for advancements. On November 6, 2018, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $100,000 to $135,000 and to change its stated expiration date from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

As previously reported, on February 4, 2019, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $135,000 to $210,000 and on May 1, 2019, in connection with an increase in commitment under the RMR Credit Agreement, we further amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $210,000 to $250,000, in each case with the additional advancements becoming available for borrowing under the facility if and as we borrow under the RMR Credit Agreement or if and as we receive proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. In connection with the February 2019 amendment, certain other provisions of our Master Repurchase Agreement were amended to accommodate our entering into the RMR Credit Agreement.
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to London Inter-bank Offered Rate, or LIBOR, plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to advance at higher margins than 75% and at premiums of less than 200 basis points. As of March 31, 2019, outstanding borrowings under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 207 basis points per annum, excluding associated fees and expenses.
In connection with our Master Repurchase Agreement, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of March 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guaranty.
Note Payable
In July 2018, we closed a $40,363 loan, of which $39,613 was funded by us at closing to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan, and in connection therewith, one of our wholly owned subsidiaries entered into the TCB note payable. The TCB note payable advances up to 80% of the JFK loan amount from time to time. The TCB note payable matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB note payable for two, one year periods. Interest on amounts advanced under the TCB note payable is calculated at a floating rate based on LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB note payable to maintain a 10.5% debt yield on the net operating income of the hotel that secures the TCB note payable. The TCB note payable is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB note payable amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. On March 26, 2019, we amended the TCB note payable covenants to accommodate entering into the RMR Credit Agreement. As of March 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of the TCB note payable and the related guaranty.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

RMR Credit Agreement
As previously reported, on February 4, 2019, we entered into the RMR Credit Agreement with our Manager as lender, pursuant to which, from time to time until August 4, 2019, we may borrow up to $25,000 in subordinated unsecured loans at a rate of 6.50% per annum, which amount was increased by our Manager to $50,000 on May 3, 2019. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage whole loans that are consistent with our business strategy and have been approved by our Board of Trustees. See Note 13 for further information on the May 2019 amendment. The RMR Credit Agreement contains certain customary representations, covenants and events of default and is subordinate in right of payment to our Master Repurchase Agreement. In addition, the RMR Credit Agreement provides that proceeds from any future public issuances by us of our common shares or of preferred equity must be used to prepay any amounts outstanding under the RMR Credit Agreement. The RMR Credit Agreement also provides for acceleration of payment of all amounts outstanding upon the continuation of certain events of default, such as a change of control of us, which includes the termination of our management agreement with our Manager. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB note payable. We have relationships and historical and continuing relationships with our Manager. See Notes 8 and 9 for further information on these relationships and related party transactions. As of March 31, 2019, we believe we were in compliance with the terms and conditions of the RMR Credit Agreement.
Note 6. Fair Value of Financial Instruments
ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level I), and the lowest priority to unobservable inputs (Level III). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
As of March 31, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. At March 31, 2019 and December 31, 2018, the principal balances of our Master Repurchase Facility and the TCB note payable approximated their fair values, as interest is based on floating rates based on LIBOR plus a spread, and the spread is consistent with those demanded by the market.
We estimate the fair value of our loans held for investment using Level III inputs. We estimate the fair values of our loans held for investment by using discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on loan to value, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the 1 Month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	180,911	182,837	135,844	137,872
Financial liabilities
Master Repurchase Facility	103,576	104,448	71,691	72,582
Note payable	31,504	31,690	31,485	31,690

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2019.
Note 7. Shareholders' Equity
On February 21, 2019 we paid a distribution of $0.11 per common share, or $350. This distribution was paid to shareholders of record as of the close of business on January 28, 2019.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

On April 5, 2019, we purchased an aggregate of 644 of our common shares, valued at $9.39 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, from an officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the accelerated vesting of awards of our common shares.
On April 18, 2019, we declared a distribution of $0.22 per common share, or approximately $700, to shareholders of record on April 29, 2019. We expect to pay this distribution on or about May 16, 2019.
On April 24, 2019, we granted 3,000 of our common shares, valued at $10.36 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, our Manager also agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years. As a result, we did not recognize any base management fees or incentive fees for the three months ended March 31, 2019. If our Manager had not agreed to waive these fees, we would have recognized $223 of base management fees for the three months ended March 31, 2019. Pursuant to our management agreement, we recognized management fees of $225 for the three months ended March 31, 2018.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $370 and $375 payable to our Manager as reimbursement for shared services costs it paid to RMR LLC for the three months ended March 31, 2019 and 2018, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, Tremont Realty Advisors LLC
We have a management agreement with our Manager to provide management services to us. See Note 8 for further information regarding our management agreement with our Manager.
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of March 31, 2019, owned 600,100 of our common shares, or approximately 18.9% of our outstanding common shares. Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.
We are party to the RMR Credit Agreement with our Manager, pursuant to which from time to time until August 4, 2019, we may borrow up to $50,000 in subordinated unsecured loans at a rate of 6.50% per annum. See Note 5 for further information regarding the RMR Credit Agreement.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc. is ABP Trust. Adam D.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, a managing director, president and chief executive officer of RMR Inc., a director of our Manager and an officer of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the President, Chief Executive Officer and a director of our Manager and an executive officer of RMR LLC. RMR LLC provides certain shared services to our Manager, which are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 8 for further information regarding this shared services arrangement.
For further information about these and other such relationships and certain other related person transactions, refer to our 2018 Annual Report.
Note 10. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.
Note 11. Weighted Average Common Shares
The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended March 31,
	2019	2018 (1)
Weighted average common shares for basic earnings (loss) per share	3,136	3,111
Effect of dilutive securities: unvested share awards	6	—
Weighted average common shares for diluted earnings (loss) per share	3,142	3,111

(1)	For the three months ended March 31, 2018, 856 unvested common shares were not included in the calculation of diluted loss per share because to do so would have been antidilutive.
Note 12. Commitments and Contingencies
Unfunded Commitments
As of March 31, 2019, we had unfunded commitments of $19,870 related to our loans held-for-investment. Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan. These commitments are not reflected in our condensed consolidated balance sheets. Loans held for investments related to these unfunded commitments have a weighted average initial maturity of 2.4 years. See Note 4 for further information related to loans held for investment.
Borrowings
As of March 31, 2019, we had aggregate principal balances outstanding under our Master Repurchase Facility and the TCB note payable of $136,138. Principal balances outstanding at March 31, 2019 had a weighted average life to maturity of 2.3 years. See Note 5 for further information related to our secured debt agreements.
Note 13. Subsequent Events
In May 2019, our Manager increased the maximum amount that we may borrow under the RMR Credit Agreement from $25,000 to $50,000. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage whole loans that are consistent with our business strategy and have been approved by our Board of Trustees. Also in May, 2019, in connection with the increase in commitment under the RMR Credit Agreement, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $210,000 to $250,000, with the additional advancements becoming available for borrowing under the facility if and as we borrow under the RMR Credit Agreement or if and as we receive proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. See Note 5 for further information regarding the RMR Credit Agreement and our Master Repurchase Agreement.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in thousands, except per share data)

Also in May 2019, we closed a $37,600 first mortgage whole loan to finance the acquisition of a 932,000 square foot industrial facility in Barrington, NJ at an as is LTV of approximately 79%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 350 basis points. This loan funded $34,900 at closing, includes a future funding allowance of $2,700 for building improvements and leasing capital and has a three year term with a one year extension option subject to the borrower meeting certain conditions.
Also in May 2019, we closed a $28,000 first mortgage whole loan to refinance a 220 unit apartment community in Houston, TX at an as is LTV of approximately 56%. This loan requires the borrower to pay interest at a per annum floating rate of LIBOR plus a premium of 350 basis points. This loan funded $27,475 at closing, includes a future funding allowance of $525 for interest short falls and has an 18 month term with two, one year extension options subject to the borrower meeting certain conditions.
We funded these two loans that closed in May 2019 with borrowings under the RMR Credit Agreement and our Master Repurchase Facility in the amounts of $14,220 and $48,155, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report.
OVERVIEW (amounts in thousands, except per share data)
We are a REIT that was organized under Maryland law in 2017. We focus on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $75,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
Our Manager is registered with the Securities and Exchange Commission, or the SEC, as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
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
Book Value per Common Share
The table below calculates our book value per common share:

	March 31, 2019	December 31, 2018
Shareholders' equity	$59,931	$59,668
Total outstanding common shares	3,179	3,179
Book value per common share	$18.85	$18.77
Our Portfolio
As of March 31, 2019, our portfolio of investments consisted of nine first mortgage whole loans with an aggregate carrying value of $180,911. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at March 31, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of March 31, 2019; thus, we did not record a reserve for loan loss. See Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the risk rating system that we use in evaluating our loans held for investment.
The table below details overall statistics for our loan portfolio as of March 31, 2019:

Balance at March 31, 2019
Number of loans	9
Total loan commitments	$202,267
Unfunded loan commitments (1)	$19,870
Principal balance	$182,397
Unamortized net deferred origination fees	$(1,486)
Carrying value	$180,911
Weighted average coupon rate	6.13%
Weighted average all in yield (2)	6.73%
Weighted average maximum maturity (years) (3)	4.2
Weighted average LTV	71%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, subject to the borrower meeting certain conditions.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (2) (date)	LTV (3)	Risk Rating
First mortgage whole loans
Metairie, LA	Office	04/11/2018	$18,102	$16,502	L + 5.00%	L + 5.66%	04/11/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	13,430	L + 4.00%	L + 4.61%	06/26/2023	69%	3
Queens, NY	Hotel	07/18/2018	40,363	39,613	L + 3.50%	L + 3.89%	07/19/2023	71%	3
Scarsdale, NY	Office	07/31/2018	14,847	13,984	L + 4.00%	L + 4.57%	07/31/2023	76%	3
Paradise Valley, AZ	Retail	11/30/2018	12,790	5,928	L + 4.25%	L + 6.27%	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	26,440	L + 3.25%	L + 3.76%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	21,900	L + 3.25%	L + 3.75%	12/21/2023	62%	3
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	3
Coppell, TX	Retail	02/05/2019	22,915	20,050	L + 3.50%	L + 4.31%	02/05/2021	73%	3
Total/weighted average			$202,267	$182,397	L + 3.64%	L + 4.24%		71%	3
The table below details our loans closed subsequent to March 31, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (2) (date)	LTV (3)
First mortgage whole loans
Barrington, NJ	Industrial	05/06/2019	37,600	34,900	L + 3.50%	L + 4.05%	05/06/2023	79%
Houston, TX	Multifamily	05/10/2019	$28,000	$27,475	L + 3.50%	L + 4.37%	11/10/2022	56%
Total/weighted average			$65,600	$62,375	L + 3.50%	L + 4.19%		69%

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.
During the first quarter of 2019, a loan application on an office portfolio located in Dallas, TX, expired. We decided not to extend the application due to conditions uncovered during diligence that did not meet our investment criteria.
We have entered into a loan application with a borrower for a first mortgage whole loan for a total commitment of $14,500. We expect to close this loan during the second quarter of 2019.
Financing Activities
As previously reported, on February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time until August 4, 2019, we may borrow up to $25,000 in subordinated unsecured loans at a rate of 6.50% per annum, which amount was increased by our Manager to $50,000 on May 3, 2019. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage whole loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement matures on the later of February 4, 2022 or 30 days following the final maturity of both of our Master Repurchase Facility and the TCB note payable.
As previously reported, on February 4, 2019, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $135,000 to $210,000 and on May 1, 2019, in connection with an increase in commitment under the RMR Credit Agreement, we further amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $210,000 to $250,000, in each case with the additional advancements becoming available for borrowing under the facility if and as we borrow under the RMR Credit Agreement or if and as we receive proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. In connection with the February 2019 amendment, certain other provisions of our Master Repurchase Agreement were amended to accommodate our entering into the RMR Credit Agreement. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the May 2019 amendment.
During the three months ended March 31, 2019, we sold to, and committed to later repurchase from, Citibank, under our Master Repurchase Facility, two loans with an aggregate principal amount of $44,600, and Citibank advanced us $31,866.

The table below is an overview of our debt agreements that provide financing for our loans held for investment as of March 31, 2019 and December 31, 2018:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
March 31, 2019:
Master repurchase facility	11/06/2021	$104,448	$105,552	$210,000	$142,784
Note payable	07/19/2021	31,690	600	32,290	39,613
RMR Credit Agreement	02/04/2022	—	25,000	25,000	—
December 31, 2018:
Master repurchase facility	11/06/2021	$72,582	$62,418	$135,000	$97,516
Note payable	07/19/2021	31,690	600	32,290	39,613
As of March 31, 2019, outstanding borrowings under our Master Repurchase Facility and the TCB note payable had weighted average interest rates of LIBOR plus 207 and 215 basis points per annum, respectively, excluding associated fees and expenses. For more information regarding our Master Repurchase Agreement, the TCB note payable and the RMR Credit Agreement, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations (amounts in thousands, except per share data)
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018	Change
INCOME FROM INVESTMENTS:
Interest income from investments	$3,000	$233	$2,767
Less: interest and related expenses	(1,549)	(37)	(1,512)
Income from investments, net	1,451	196	1,255

OTHER EXPENSES:
Management fees (1)	—	225	(225)
General and administrative expenses	503	545	(42)
Reimbursement of shared services expenses	370	375	(5)
Total expenses	873	1,145	(272)

Net income (loss)	$578	$(949)	$1,527

Weighted average common shares outstanding - basic	3,136	3,111	25
Weighted average common shares outstanding - diluted	3,142	3,111	31

Net income (loss) per common share - basic and diluted	$0.18	$(0.31)	$0.49

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized $223 of base management fees for the three months ended March 31, 2019.

Interest income from investments. The interest income from investments of $3,000 in the three months ended March 31, 2019 reflects interest earned on the nine loans closed during 2018 and the first quarter of 2019. Interest income from investments of $233 in the three months ended March 31, 2018 primarily consists of interest earned on the cash we received in our IPO and concurrent private placement.
Interest and related expenses. The increase in interest and related expenses is a result of interest expense incurred from borrowings made under our Master Repurchase Facility and the TCB note payable during 2018 and the first quarter of 2019 which were used to finance the nine loan originations discussed above.
Management fees. The decrease in management fees is a result of our Manager agreeing to waive any base management fee otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020.

General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, equity compensation expense and other professional fees. The decrease in general and administrative expenses reflects higher legal and other professional fees in the 2018 period resulting from our first year as a public company.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursements for the costs our Manager arranges on our behalf from RMR LLC.
Net income (loss). The realization of net income for the 2019 period as compared to net loss for the 2018 period is due to the changes noted above.
Our results of operations for the three months ended March 31, 2019 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our existing and future investment activities.
Non-GAAP Financial Measures
We present Core Earnings (Loss) which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Core Earnings (Loss) does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP, or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings (Loss) may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Core Earnings (Loss) may not be comparable to the core earnings as reported by other companies.
We believe that Core Earnings (Loss) provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Core Earnings (Loss) is used in determining the amount of business management and incentive fees payable by us to our Manager under our management agreement.
Core Earnings (Loss)
We calculate Core Earnings (Loss) as net income (loss), computed in accordance with GAAP, including realized losses not otherwise included in net income (loss) determined in accordance with GAAP, and excluding: (a) the incentive fees earned by our Manager (if any); (b) depreciation and amortization (if any); (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income (loss) for the period of the calculation (regardless of whether such items are included in or deducted from net income (loss) or in other comprehensive income (loss) under GAAP) (if any); and (e) one time events pursuant to changes in GAAP and certain non-cash items (if any).

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Income (Loss) to Core Earnings (Loss): (2)
Net income (loss)	$578	$(949)
Non-cash equity compensation expense	35	28
Core Earnings (Loss)	$613	$(921)

Weighted average common shares outstanding - basic	3,136	3,111
Weighted average common shares outstanding - diluted	3,142	3,111

Core Earnings (Loss) per common share - basic and diluted	$0.20	$(0.30)
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
Although we generally expect to hold our investments for their contractual terms, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our condensed consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.
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
Market Conditions. Under current market conditions, we believe that we will be able to identify additional attractive financing opportunities by continuing to focus on middle market and transitional CRE loans. We believe that there continues to be strong demand for alternative sources of CRE debt capital. The decrease in traditional CRE debt providers, such as banks and insurance companies, is a primary reason borrowers are seeking alternative sources of debt, particularly in middle market and transitional situations. Alternative CRE lenders, like us, generally are able to operate with fewer regulatory constraints than traditional CRE debt providers, such as banks and insurance companies. This allows alternative CRE lenders to create customized solutions to fit borrowers’ specific business plans for the collateral properties. We believe that this flexibility affords alternative lenders, like us, a competitive advantage over regulated traditional CRE debt providers, especially with regard to middle market and transitional CRE debt financing.
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace and as existing alternative CRE debt providers increase their presence in the marketplace, borrowers are becoming more familiar with alternative CRE debt products and are choosing to utilize alternative CRE debt financing in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan credit spreads. Although LIBOR, the index rate upon which bridge loans are priced, has increased over 100 basis points during the last several years, there has been a net reduction in total borrowing costs as a result of reductions in loan fees and decreased loan credit spreads. To offset the reduction in loan credit spreads, some alternative CRE debt providers are considering construction and higher LTV loans to meet their investors’ return expectations. Because of this credit spread compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. However, we believe many alternative lenders are targeting loan amounts in excess of $50,000 in major markets. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage whole loans of less than $50,000.
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
The interest income on our loans and interest expense on our borrowings float with 1 Month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by rate floors in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR.
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, as the size of our portfolio continues to grow, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio of investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio continues to grow but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.
Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows may include payments of principal, interest and fees we receive on our investments, cash generated from our operating results and unused borrowing capacity, including under our Master Repurchase Facility, the TCB note payable or other repurchase agreements or financing arrangements or under the RMR Credit Agreement, and may also include bank loans or public or private issuances of debt or equity securities.
Cash Provided by (Used in) Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities of $251 was primarily due to our net income for the period, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received.
Net cash used in operating activities of $65 during the three months ended March 31, 2018 was due to our net loss for the period, partially offset by favorable changes in working capital primarily due to amounts accrued but not yet paid.
Cash Used in Investing Activities
During the three months ended March 31, 2019, net cash used in investing activities consisted of $44,105 of loan originations, net of deferred fees received on our loans held for investment, and $668 of additional fundings on our loans held for investment.
During the three months ended March 31, 2018, we did not use or receive any cash in investing activities.
Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2019, our cash provided by financing activities primarily consisted of $31,866 of advancements under our Master Repurchase Facility, partially offset by distributions paid to our shareholders.
During the three months ended March 31, 2018, our cash flows used in financing activities primarily consisted of $766 of deferred financing cost payments related to our Master Repurchase Facility.
On February 21, 2019, we paid a distribution of $0.11 per common share, or $350. This distribution was paid to shareholders of record as of the close of business on January 28, 2019, using cash on hand.
On April 18, 2019, we declared a distribution of $0.22 per common share, or approximately $700, to shareholders of record on April 29, 2019. We expect to pay this distribution on or about May 16, 2019.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2019 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$19,870	$—	$19,870	$—	$—
Principal payments on Master Repurchase Facility (2)	104,448	—	104,448	—	—
Principal payments on note payable (2)	31,690	—	31,690	—	—
Interest payments (3)	14,976	6,327	8,649	—	—
	$170,984	$6,327	$164,657	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date.

(2)	The allocation of our Master Repurchase Facility and note payable is based on the current maturity date of each individual borrowing under the respective agreement.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of March 31, 2019 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2019 were borrowings outstanding under our Master Repurchase Agreement and the TCB note payable.
In connection with our Master Repurchase Agreement, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or be a wholly owned subsidiary of RMR LLC. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB note payable amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. The TCB note payable provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. As of March 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the TCB note payable and the related guarantees.
As previously reported, on February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which we may borrow up to $25,000 in subordinated unsecured loans at a rate of 6.50% per annum, which amount was increased by our Manager to $50,000 on May 3, 2019. The proceeds of any borrowings under the RMR Credit Agreement will be principally used to fund additional investments in first mortgage whole loans that are consistent with our business strategy and have been approved by our Board of Trustees. The RMR Credit Agreement contains certain customary representations, covenants and events of default and is subordinate in right of payment to our Master Repurchase Agreement. In addition, the RMR Credit Agreement provides that proceeds from any future public issuances by us of our common shares or of preferred equity must be used to prepay any amounts outstanding under the RMR Credit Agreement. The RMR Credit Agreement also provides for acceleration of payment of all amounts outstanding upon the continuation of certain events of default, such as a change of control of us, which includes termination of our management agreement with our Manager. As of March 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of the RMR Credit Agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at March 31, 2019, owned approximately 18.9% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and an executive officer of RMR Inc., and an executive officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, is President, Chief Executive Officer and a director of our Manager and an executive officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)
We believe that our business is exposed to two principal market risks: (a) changes in the level of economic activity in the U.S. economy generally or in geographic areas where the properties that are the subject of our real estate investments are located; and (b) changes in market interest rates.
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
As of March 31, 2019, the interest income on our loans and interest expense on our borrowings float with 1 Month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase and as LIBOR decreases our income from investments, net of interest and related expenses, will decrease.
Floating Rate Investments
As of March 31, 2019, our loans held for investment had a total principal balance of $182,397 and the weighted average maximum maturity of our investment portfolio was 4.2 years, assuming full term extensions of all loans. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon originating for our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions.
Floating Rate Debt
At March 31, 2019, our floating rate debt obligations consisted of $104,448 in outstanding borrowings under our then $210,000 Master Repurchase Facility, and $31,690 in outstanding advancements under the TCB note payable. Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
The TCB note payable matures in July 2021 and, subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date for two, one year periods.

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
The table below details the impact, assuming our existing investment portfolio and liabilities, on our interest income and interest expense for the 12 month period following March 31, 2019, assuming an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of March 31, 2019	Interest Rate Per Year (1)	100 Basis Point Increase	100 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$182,397	6.13%	$1,824	$(867)
Master repurchase facility	(104,448)	4.56%	(1,044)	1,044
Note payable	(31,690)	4.64%	(317)	317
Total change in net income from investments			$463	$494

Annual earnings per share impact (2)			$0.15	$0.16

(1)	Weighted based on interest rates and principal balances as of March 31, 2019.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2019.

(3)
We have interest rate floor provisions in our loan agreements with borrowers. As such, decreases to our income from investments caused by decreases in LIBOR may be limited and may not change proportionally.

To mitigate the impact of future changes in market interest rates on our business, we have required, and will continue to require, that borrowers pay floating interest rates to us rather than fixed interest rates on the large majority of our loan investments and, to the extent that we use leverage to make investments, we will continue to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and obligations from fixed to floating rates or the reverse.
Fixed Rate Debt
We pay interest at a fixed rate under the RMR Credit Facility. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. A lowering of market interest rates under the RMR Credit Facility would increase the value of our obligation.
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. We do not know what standard, if any, will replace LIBOR if it is phased out. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements would be amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, we currently expect that the interest rates we pay under our Master Repurchase Agreement and the TCB note payable, as well as under any other then existing debt financing arrangements, would be similarly amended as necessary for that same purpose.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	Our ability to carry out our business strategy and the opportunities for our business that we believe exist,

•	Our operating and investment targets, guidelines, investment and financing strategies and leverage policies,

•	The ability of our Manager to locate suitable investments for us, monitor, service and administer our existing investments and implement our investment strategy,

•	Our expected operating results,

•	The amount and timing of any cash flows we receive from our investments,

•	Our ability to pay distributions to our shareholders and to sustain the amount of any such distributions,

•	Our ability to obtain and maintain financing to enable us to use leverage to make additional investments or to increase our potential returns,

•	Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•	The origination, extension, exit, prepayment or other fees we may earn,

•	Yields that may be available to us from mortgages on specialized real estate,

•	The duration and other terms of our loans,

•	The credit qualities of our borrowers,

•	The ability and willingness of our borrowers to repay our loans and investments in a timely manner or at all,

•	Our projected leverage,

•	The cost and availability of financing under our Master Repurchase Facility or other repurchase or bank facilities we may obtain from time to time,

•	Our qualification for taxation as a REIT,

•	Our ability to maintain our exemption from registration under the Investment Company Act,

•	Our understanding of our competition and our ability to compete,

•	Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:

•	The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,

•	Competition within the CRE lending industry,

•	Changes in the availability, sourcing and structuring of CRE lending,

•	Defaults by our borrowers,

•	Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, our Manager, RMR LLC and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•	We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,

•
Our ability to make future distributions to our shareholders depends upon a number of factors, including our historical and projected income, our Core Earnings, our then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. We may be unable to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

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

•
Continued availability of financing under our Master Repurchase Facility and our TCB note payable are subject to our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,

•
Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,

•	Actual costs under our Master Repurchase Facility and the TCB note payable will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,

•	Our options to extend the maturity date of the TCB note payable are subject to our payment of extension fees and meeting other conditions, but the applicable conditions may not be met,

•
Our ability to obtain additional financing under our Master Repurchase Facility is contingent upon our ability to effectively originate additional investments. However, we cannot be sure that we will be able to use our Master Repurchase Facility as we expect or effectively originate additional investments in the near future or at all,

•
In order to continue to grow our investments and business, we will need to obtain additional financing, whether by expanding our existing credit arrangements or obtaining new equity or other financing sources. We cannot be sure that we would be successful in obtaining any such additional financing. If we are unable to obtain additional financing, we may not be able to further grow our investments and business,

•
We expect that our income and expenses related to our investment portfolio will increase as a result of our existing and future investment activities. However, we many not realize those increases and our existing and future investment activities may not result in improvements to our business, investment portfolio or operating results,

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
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report or in our other filings with the SEC, including under the caption “risk factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Statement Concerning Limited Liability
The Articles of Amendment and Restatement of Tremont Mortgage Trust, a copy of which, together with any amendments or supplements thereto, is duly filed with the State Department of Assessments and Taxation of the state of Maryland, provide that the name Tremont Mortgage Trust refers to the trustees collectively as trustees, but not individually or personally. No trustee, officer, shareholder, employee or agent of Tremont Mortgage Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Tremont Mortgage Trust. All persons or entities dealing with Tremont Mortgage Trust, in any way, shall look only to the assets of Tremont Mortgage Trust for the payment of any sum or the performance of any obligation.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2018 Annual Report.
Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
10.1	Summary of Trustee Compensation (Incorporated by reference to the Company's Current Report on Form 8-K dated April 24, 2019.)
10.2	Third Amendment to Fee Agreement, dated May 1, 2019, among TRMT CB Lender LLC, Citibank, N.A. and the Company (Incorporated by reference to the Company's Current Report on Form 8-K dated May 1, 2019.)
10.3
Amendment No. 1 to Credit Agreement, dated as of May 3, 2019, between the Company and Tremont Realty Advisors LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 1, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Subordination Agreement, dated March 25, 2019, among Tremont Realty Advisors LLC, the Company, Citibank, N.A. and Texas Capital Bank, National Association. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: May 14, 2019

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: May 14, 2019