Form 10-Q
period 2019-06-30
Tremont Mortgage Trust
filed 2019-08-06
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38199

Tremont Mortgage Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-1719041
(State of Organization)	(IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of August 5, 2019: 8,192,469

TREMONT MORTGAGE TRUST
FORM 10-Q
June 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$11,467	$27,024
Restricted cash	—	311
Loans held for investment, net	258,957	135,844
Accrued interest receivable	869	344
Due from related persons	12	—
Prepaid expenses and other assets	299	390
Total assets	$271,604	$163,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,085	$935
Master repurchase facility, net	152,620	71,691
Note payable, net	31,523	31,485
Due to related persons	—	134
Total liabilities	185,228	104,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,193,173 and 3,178,817 shares issued and outstanding, respectively	82	32
Additional paid in capital	88,778	62,540
Cumulative net loss	(1,432)	(2,904)
Cumulative distributions	(1,052)	—
Total shareholders’ equity	86,376	59,668
Total liabilities and shareholders' equity	$271,604	$163,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INCOME FROM INVESTMENTS:
Interest income from investments	$3,913	$495	$6,913	$728
Less: interest and related expenses	(2,031)	(66)	(3,580)	(103)
Income from investments, net	1,882	429	3,333	625

OTHER EXPENSES:
Management fees	—	222	—	447
General and administrative expenses	618	613	1,121	1,158
Reimbursement of shared services expenses	370	375	740	750
Total expenses	988	1,210	1,861	2,355

Net income (loss)	$894	$(781)	$1,472	$(1,730)

Weighted average common shares outstanding - basic and diluted	5,401	3,123	4,275	3,117

Net income (loss) per common share - basic and diluted	$0.16	$(0.25)	$0.34	$(0.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Loss	Distributions	Total
Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	$32	$62,575	$(2,326)	$(350)	$59,931
Share grants	15	—	185	—	—	185
Share repurchases	(1)	—	(6)	—	—	(6)
Net income	—	—	—	894	—	894
Distributions	—	—	—	—	(702)	(702)
Issuance of shares, net	5,000	50	26,024	—	—	26,074
Balance at June 30, 2019	8,193	$82	$88,778	$(1,432)	$(1,052)	$86,376

Balance at December 31, 2017	3,126	$31	$62,135	$(1,296)	$—	$60,870
Share grants	2	—	20	—	—	20
Net loss	—	—	—	(949)	—	(949)
Balance at March 31, 2018	3,128	$31	$62,155	$(2,245)	$—	$59,941
Share grants	15	—	189	—	—	189
Net loss	—	—	—	(781)	—	(781)
Balance at June 30, 2018	3,143	$31	$62,344	$(3,026)	$—	$59,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,472	$(1,730)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	220	209
Amortization of deferred financing costs	225	103
Amortization of loan origination and exit fees	(682)	(32)
Changes in operating assets and liabilities:
Accrued interest receivable	(525)	(66)
Prepaid expenses and other assets	91	11
Accounts payable, accrued liabilities and deposits	150	370
Due to related persons	(146)	(528)
Net cash provided by (used in) operating activities	805	(1,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(119,062)	(28,203)
Additional funding of loans held for investment	(3,369)	(221)
Net cash used in investing activities	(122,431)	(28,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	92,983	—
Repayment of master repurchase facility	(11,900)	—
Proceeds from RMR credit agreement	14,220	—
Repayment of RMR credit agreement	(14,220)	—
Payment of deferred financing costs	(341)	(770)
Proceeds from issuance of common shares, net	26,074	—
Repurchase of common shares	(6)	—
Distributions	(1,052)	—
Net cash provided by (used in) financing activities	105,758	(770)

Decrease in cash, cash equivalents and restricted cash	(15,868)	(30,857)
Cash, cash equivalents and restricted cash at beginning of period	27,335	61,666
Cash, cash equivalents and restricted cash at end of period	$11,467	$30,809

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,149	$—

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$11,467	$30,525
Restricted cash	—	284
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$11,467	$30,809

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
On September 18, 2017, we issued and sold 2,500,000 of our common shares of beneficial interest, par value $0.01 per share, or our common shares, at a price of $20.00 per share in our initial public offering, or our IPO. Concurrently with our IPO, we issued and sold an additional 600,000 of our common shares to Tremont Realty Advisors LLC, or our Manager, at the public offering price in a private placement. The aggregate proceeds from these sales were $62,000.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the fair value of financial instruments.
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
As of June 30, 2019, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loans.
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
Note 3. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we expect to adopt ASU No. 2016-13 on January 1, 2022. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.
Note 4. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments. To fund our loan originations to date, we used cash on hand, advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and borrowings under a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable. See Note 5 for further information regarding our debt agreements.
The table below details overall statistics for our loan portfolio:

	Balance at June 30, 2019	Balance at December 31, 2018
Number of loans	12	7
Total loan commitments	$282,367	$154,802
Unfunded loan commitments (1)	$21,879	$17,673
Principal balance	$260,488	$137,129
Unamortized net deferred origination fees	$(1,531)	$(1,285)
Carrying value	$258,957	$135,844
Weighted average coupon rate	6.03%	6.14%
Weighted average all in yield (2)	6.64%	6.82%
Weighted average maximum maturity (years) (3)	3.9	4.7
Weighted average LTV	71%	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
The table below details our loan activities for the three months ended June 30, 2019:

	Principal Balance	Deferred Fees	Carrying Value
Balance at beginning of period	$182,397	$(1,486)	$180,911
Additional funding	2,701	—	2,701
Originations	75,390	(433)	74,957
Net amortization of deferred fees	—	388	388
Balance at end of period	$260,488	$(1,531)	$258,957

The table below details our loan activities for the six months ended June 30, 2019:

	Principal Balance	Deferred Fees	Carrying Value
Balance at beginning of period	$137,129	$(1,285)	$135,844
Additional funding	3,369	—	3,369
Originations	119,990	(928)	119,062
Net amortization of deferred fees	—	682	682
Balance at end of period	$260,488	$(1,531)	$258,957

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The tables below detail the property type and geographic distribution of the properties securing the loans included in our portfolio at June 30, 2019:

Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	4	$70,109	28%
Hotel	2	62,202	24%
Retail	3	40,107	15%
Multifamily	2	51,805	20%
Industrial	1	34,734	13%
	12	$258,957	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	4	$112,432	44%
South	5	101,241	39%
West	1	6,200	2%
Midwest	2	39,084	15%
	12	$258,957	100%

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
At June 30, 2019, we had 12 first mortgage whole loans with an aggregate carrying value of $258,957. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at June 30, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of June 30, 2019; thus, we did not record a reserve for loan loss. See Note 2 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Note 5. Debt Agreements
At June 30, 2019, our debt agreements included our Master Repurchase Facility and the TCB note payable.

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1)	Principal Balance	Fair Value (2)
June 30, 2019:
Master repurchase facility	$213,482	$153,666	$152,620	L + 2.02%	2.0	$220,875	$221,124
Note payable	32,290	31,690	31,523	L + 2.15%	2.0	39,613	39,613

December 31, 2018:
Master repurchase facility	$135,000	$72,582	$71,691	L + 2.08%	2.6	$97,516	$98,232
Note payable	32,290	31,690	31,485	L + 2.15%	2.6	39,613	39,640

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, excluding extension options and term-out provisions.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
Until May 23, 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. After repayment of the approximate $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See Note 5 for information regarding the RMR Credit Agreement.
For the three months ended June 30, 2019, we recorded interest expense of $1,479, $368 and $39 in connection with our Master Repurchase Facility, the TCB note payable and the RMR Credit Agreement, respectively. For the six months ended June 30, 2019, we recorded interest expense of $2,563, $736 and $39 in connection with our Master Repurchase Facility, the TCB note payable and the RMR Credit Agreement, respectively.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

At June 30, 2019, our outstanding borrowings had the following remaining maturities:

Year	Principal payments on Master Repurchase Facility (1)	Principal payments on TCB note payable (1)
2019	$—	$—
2020	26,396	—
2021	127,270	31,690
2022	—	—
2023	—	—
	$153,666	$31,690

(1)
The allocation of our outstanding borrowings under our Master Repurchase Facility and the TCB note payable is based on the current maturity date of each individual borrowing under the respective agreement.

Master Repurchase Facility
On February 9, 2018, one of our wholly owned subsidiaries entered into agreements to govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement, pursuant to which we may sell to, and later repurchase from, Citibank, floating rate mortgage loans and other related assets, or purchased assets. At that time, our Master Repurchase Facility provided up to $100,000 for advancements. On November 6, 2018, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $100,000 to $135,000 and to change its stated expiration date from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement.
On February 4, 2019, we amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $135,000 to $210,000 and on May 1, 2019, in connection with an increase in commitment under the RMR Credit Agreement, we further amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $210,000 to $250,000, in each case with the additional advancements being available for borrowing under the facility if and as we borrowed under the RMR Credit Agreement or if and as we received proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. In connection with the February 2019 amendment, certain other provisions of our Master Repurchase Agreement were amended to accommodate the RMR Credit Agreement. In May 2019, we completed an underwritten public offering, or the Offering, as further described in Note 7, and the RMR Credit Agreement was terminated. As of June 30, 2019, we had $59,816 available for advancement under our Master Repurchase Facility, which amount is subject to our identifying suitable first mortgage whole loans for investment and obtaining sufficient capital for immediate reinvestment.
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to London Inter-bank Offered Rate, or LIBOR, plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to advance at higher margins than 75% and at premiums of less than 200 basis points. As of June 30, 2019, outstanding borrowings under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 202 basis points per annum, excluding associated fees and expenses.
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
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The RMR Group LLC, or RMR LLC. As of June 30, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guaranty.
In July 2019, we received a repayment notice with respect to our loan held for investment associated with an office building located in Scarsdale, NY. Pursuant to the notice, the borrower stated that it will repay the loan in August 2019. At the time of notice, there was approximately $13,997 of principal amount outstanding under this loan, which the borrower is required to pay, together with accrued interest, an exit fee and any expenses incurred by us with respect to this loan. When this loan is repaid, we will be required to repay the associated outstanding balance under our Master Repurchase Facility.
Note Payable
In July 2018, we closed a $40,363 loan, of which $39,613 was funded by us at closing to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan, and in connection therewith, one of our wholly owned subsidiaries entered into the TCB note payable. The TCB note payable advances up to 80% of the JFK loan amount from time to time. The TCB note payable matures in July 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of the TCB note payable for two, one year periods. Interest on amounts advanced under the TCB note payable is calculated at a floating rate based on LIBOR plus a premium of 215 basis points. We may be required to repay a portion of the amount outstanding under the TCB note payable to maintain a 10.5% debt yield on the net operating income of the hotel that secures the TCB note payable. The TCB note payable is prepayable in whole at any time without premium or penalty, and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB note payable amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. On March 26, 2019, we amended the TCB note payable covenants to accommodate entering into the RMR Credit Agreement. As of June 30, 2019, we believe we were in compliance with the terms and conditions of the covenants of the TCB note payable and the related guaranty.
In July 2019, we received a repayment notice with respect to the JFK loan. Pursuant to the notice, the borrower stated that it will repay the loan in August 2019. At the time of notice, there was approximately $39,613 of principal amount outstanding under the JFK loan, which the borrower is required to pay, together with accrued interest, an exit fee and any expenses incurred by us with respect to this loan. When the JFK loan is repaid, we will be required to repay the outstanding balance under the TCB note payable.
RMR Credit Agreement
On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time until August 4, 2019, the scheduled expiration date of the RMR Credit Agreement, we were able to borrow up to $25,000 and, beginning May 3, 2019, $50,000 in subordinated unsecured loans at a rate of 6.50% per annum. In May 2019, we borrowed $14,220 under the RMR Credit Agreement to fund additional investments in first mortgage whole loans. Also in May 2019, we completed the Offering. Subsequently, in May 2019, we repaid the approximate $14,220 balance then outstanding under the RMR Credit Agreement with a portion of the Offering proceeds and the RMR Credit Agreement was terminated. In connection with this repayment and termination, we paid our Manager approximately $39 of interest and $7 of fees. See Note 7 for further information regarding the Offering. We have historical and continuing relationships with our Manager. See Notes 8 and 9 for further information regarding these relationships and related party transactions.
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
As of June 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. At June 30, 2019 and December 31, 2018, the principal balances of our Master Repurchase Facility and the TCB note payable approximated their

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

fair values, as interest is based on floating rates based on LIBOR plus a spread, and the spread is consistent with those demanded by the market.
We estimate the fair value of our loans held for investment using Level III inputs. We estimate the fair values of our loans held for investment by using discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$258,957	$260,737	$135,844	$137,872
Financial liabilities
Master Repurchase Facility	152,620	153,666	71,691	72,582
Note payable	31,523	31,690	31,485	31,690

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or six months ended June 30, 2019.
Note 7. Shareholders' Equity
May 2019 Offering
On May 21, 2019, we completed the Offering. In the Offering, we issued and sold 5,000,000 of our common shares at a price of $5.65 per share for total net proceeds of $26,074, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14,220 balance then outstanding under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility by approximately $11,900. After repayment of the outstanding balance under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See Note 5 for further information regarding the RMR Credit Agreement.
Common Share Issuances and Repurchases
On April 5, 2019, we purchased an aggregate of 644 of our common shares, valued at $9.39 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On April 24, 2019, we granted 3,000 of our common shares, valued at $10.36 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.
Distributions
On February 21, 2019, we paid an initial distribution to common shareholders of record as of January 28, 2019 of $0.11 per common share, or $350.
On May 16, 2019, we paid a regular quarterly distribution to common shareholders of record as of April 29, 2019 of $0.22 per common share, or $702.
On July 18, 2019, we declared a regular quarterly distribution to common shareholders of record on July 29, 2019 of $0.22 per common share, or approximately $1,802. We expect to pay this distribution on or about August 15, 2019.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, our Manager also agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years. As a result, we did not recognize any base management fees or incentive fees for the three or six months ended June 30, 2019. If our Manager had not agreed to waive these fees, we would have recognized $267 and $490 of base management fees for the three and six months ended June 30, 2019, respectively, and no incentive fees for the three and six months ended June 30, 2019. Pursuant to our management agreement, we recognized $222 and $447 of base management fees for the three and six months ended June 30, 2018, respectively, and no incentive fees for the three or six months ended June 30, 2018.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $370 and $375 payable to our Manager as reimbursement for shared services costs it paid to RMR LLC for the three months ended June 30, 2019 and 2018, respectively, and $740 and $750 for the six months ended June 30, 2019 and 2018, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.
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
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of June 30, 2019, owned 1,600,100 of our common shares, or approximately 19.5% of our outstanding common shares. Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.
Until May 23, 2019, we were a party to the RMR Credit Agreement with our Manager, pursuant to which from time to time until August 4, 2019, we were able to borrow up to $25,000 and, beginning May 3, 2019, up to $50,000 in subordinated unsecured loans at a rate of 6.5% per annum. After repayment of the approximate $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. In connection with this repayment, we paid our Manager approximately $39 of interest and $7 of fees related to the RMR Credit Agreement. See Note 5 for information regarding the RMR Credit Agreement.
RMR Inc. and RMR LLC. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc. is ABP Trust. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, a managing director, president and chief executive officer of RMR Inc., a director of our Manager and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an officer and employee of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 8 for further information regarding this shared services arrangement.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

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
Note 11. Weighted Average Common Shares
We calculate basic earnings per share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances and the related impact on earnings (loss), are considered when calculating diluted earnings (loss) per share. For the three and six months ended June 30, 2019, 12,351 and 3,051 unvested common shares, respectively, were excluded from the calculation of diluted earnings (loss) per share because to do so would have been antidilutive.  Due to net losses incurred during the three and six months ended June 30, 2018, basic weighted average shares is equal to diluted weighted average shares for such periods. As a result, 599 and 352 restricted unvested common shares were excluded from the computation of diluted EPS for the three and six months ended June 30, 2018, respectively.

Note 12. Commitments and Contingencies
Unfunded Commitments
As of June 30, 2019, we had unfunded commitments of $21,879 related to our loans held for investment. Unfunded commitments will generally be funded to finance property and building improvements and leasing capital over the term of the applicable loan. Unfunded commitments are not reflected in our condensed consolidated balance sheets. Loans held for investment related to our unfunded commitments had a weighted average initial maturity of 2.2 years. See Note 4 for further information regarding loans held for investment.
Borrowings
As of June 30, 2019, we had an aggregate of $185,356 in principal amount outstanding under our Master Repurchase Facility and the TCB note payable. Principal balances outstanding at June 30, 2019 had a weighted average life to maturity of 2.0 years. See Note 5 for further information regarding our secured debt agreements.
Note 13. Subsequent Events
In July 2019, we received a repayment notice with respect to the JFK loan. Pursuant to the notice, the borrower stated that it will repay the loan in August 2019. At the time of notice, there was approximately $39,613 of principal amount outstanding under the JFK loan, which the borrower is required to pay, together with accrued interest, an exit fee and any expenses incurred by us with respect to this loan. When the JFK loan is repaid, we will be required to repay the outstanding balance under the TCB note payable.
In July 2019, we received a repayment notice with respect to our loan held for investment associated with an office building located in Scarsdale, NY. Pursuant to the notice, the borrower stated that it will repay the loan in August 2019. At the time of notice, there was approximately $13,997 of principal amount outstanding under this loan, which the borrower is required to pay, together with accrued interest, an exit fee and any expenses incurred by us with respect to this loan. When this loan is repaid, we will be required to repay the associated outstanding balance under our Master Repurchase Facility.

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
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	June 30, 2019	December 31, 2018
Shareholders' equity	$86,376	$59,668
Total outstanding common shares	8,193	3,179
Book value per common share	$10.54	$18.77
Our Portfolio
As of June 30, 2019, our portfolio of investments consisted of 12 first mortgage whole loans with an aggregate carrying value of $258,957. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at June 30, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of June 30, 2019; thus, we did not record a reserve for loan loss. See Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the risk rating system that we use in evaluating our loans held for investment.
The table below details overall statistics for our loan portfolio as of June 30, 2019:

Balance at June 30, 2019
Number of loans	12
Total loan commitments	$282,367
Unfunded loan commitments (1)	$21,879
Principal balance	$260,488
Unamortized net deferred origination fees	$(1,531)
Carrying value	$258,957
Weighted average coupon rate	6.03%
Weighted average all in yield (2)	6.64%
Weighted average maximum maturity (years) (3)	3.9
Weighted average LTV	71%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Metairie, LA	Office	04/11/2018	$18,102	$16,603	L + 5.00%	L + 5.66%	04/11/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	13,430	L + 4.00%	L + 4.61%	06/26/2023	69%	3
Queens, NY (4)	Hotel	07/18/2018	40,363	39,613	L + 3.50%	L + 3.89%	07/19/2023	71%	3
Scarsdale, NY (4)	Office	07/31/2018	14,847	13,984	L + 4.00%	L + 4.57%	07/31/2023	76%	3
Paradise Valley, AZ	Retail	11/30/2018	12,790	6,257	L + 4.25%	L + 6.19%	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	26,440	L + 3.25%	L + 3.76%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,011	L + 3.25%	L + 3.73%	12/21/2023	62%	3
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	3
Coppell, TX	Retail	02/05/2019	22,915	21,210	L + 3.50%	L + 4.27%	02/05/2021	73%	3
Barrington, NJ	Industrial	05/06/2019	37,600	34,900	L + 3.50%	L + 4.05%	05/06/2023	79%	3
Houston, TX	Multifamily	05/10/2019	28,000	27,475	L + 3.50%	L + 4.37%	11/10/2022	56%	3
Omaha, NE	Retail	06/14/2019	14,500	13,015	L + 3.65%	L + 4.05%	06/14/2024	77%	3
Total/weighted average			$282,367	$260,488	L + 3.60%	L + 4.21%		71%	3

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

(4)
In July 2019, we received repayment notices with respect to two of our loans held for investment stating that the loans would be repaid in August 2019. At the time of notice, there was approximately $53,600 of aggregate principal amount outstanding under these loans which the borrowers are required to pay, together with the applicable accrued interest, an exit fee and any expenses incurred by us with respect to the applicable loan. When these loans are repaid, we will be required to repay the associated outstanding balances under the TCB note payable and our Master Repurchase Facility.

Financing Activities
On May 21, 2019, we issued and sold 5,000,000 of our common shares at a price of $5.65 per share in the Offering for total net proceeds of $26,074, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14,220 balance then outstanding under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility by approximately $11,900. After repayment of the outstanding balance under the RMR Credit Agreement, the RMR Credit Agreement was terminated. As of June 30, 2019, we had $59,816 available for advancement under our Master Repurchase Facility, which amount is subject to our identifying suitable first mortgage whole loans for investment and obtaining sufficient capital for immediate investment.
During the three and six months ended June 30, 2019, we sold to, and committed to later repurchase from, Citibank, under our Master Repurchase Facility, three and five loans, respectively, with an aggregate principal amount of $75,390 and $119,990, respectively, and Citibank advanced us $61,117 and $92,983, respectively.
The table below is an overview of our debt agreements that provide financing for our loans held for investment as of June 30, 2019 and December 31, 2018:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
June 30, 2019:
Master repurchase facility	11/06/2021	$153,666	$59,816	$213,482	$220,875
Note payable	07/19/2021	31,690	600	32,290	39,613
December 31, 2018:
Master repurchase facility	11/06/2021	$72,582	$62,418	$135,000	$97,516
Note payable	07/19/2021	31,690	600	32,290	39,613
As of June 30, 2019, outstanding borrowings under our Master Repurchase Facility and the TCB note payable had weighted average interest rates of LIBOR plus 202 and 215 basis points per annum, respectively, excluding associated fees and expenses. For more information regarding our Master Repurchase Agreement and the TCB note payable, see Note 5 to the

Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We could experience a loss on repurchase transactions under our Master Repurchase Facility if a counterparty to these transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of that term, or if we default on our obligations under the applicable agreement governing any such arrangement.
Results of Operations (dollars in thousands, except share data)
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018	Change
INCOME FROM INVESTMENTS:
Interest income from investments	$3,913	$495	$3,418
Less: interest and related expenses	(2,031)	(66)	(1,965)
Income from investments, net	1,882	429	1,453

OTHER EXPENSES:
Management fees (1)	—	222	(222)
General and administrative expenses	618	613	5
Reimbursement of shared services expenses	370	375	(5)
Total expenses	988	1,210	(222)

Net income (loss)	$894	$(781)	$1,675

Weighted average common shares outstanding - basic and diluted	5,401	3,123	2,278

Net income (loss) per common share - basic and diluted	$0.16	$(0.25)	$0.41

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized $267 of base management fees for the three months ended June 30, 2019.

Interest income from investments. The interest income from investments of $3,913 for the three months ended June 30, 2019 reflects interest earned on the 12 loans included in our investment portfolio. Interest income from investments of $495 in the three months ended June 30, 2018 primarily consists of interest earned on the two loans that were included in our investment portfolio during the three months ended June 30, 2018 and from the proceeds of our IPO and concurrent private placement.
Interest and related expenses. The increase in interest and related expenses is a result of interest expense incurred from borrowings made under our Master Repurchase Facility and the TCB note payable which were used to finance the 12 loan originations discussed above.
Management fees. The decrease in management fees is a result of our Manager agreeing to waive any base management fee otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020.
General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share based compensation expense and other professional fees.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursements for the costs our Manager arranges on our behalf from RMR LLC.

Net income (loss). The realization of net income for the 2019 period as compared to net loss for the 2018 period is due to the changes noted above.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018	Change
INCOME FROM INVESTMENTS:
Interest income from investments	$6,913	$728	$6,185
Less: interest and related expenses	(3,580)	(103)	(3,477)
Income from investments, net	3,333	625	2,708

OTHER EXPENSES:
Management fees (1)	—	447	(447)
General and administrative expenses	1,121	1,158	(37)
Reimbursement of shared services expenses	740	750	(10)
Total expenses	1,861	2,355	(494)

Net income (loss)	$1,472	$(1,730)	$3,202

Weighted average common shares outstanding - basic and diluted	4,275	3,117	1,158

Net income (loss) per common share - basic and diluted	$0.34	$(0.55)	$0.89

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized $490 of base management fees for the six months ended June 30, 2019.

Interest income from investments. The interest income from investments of $6,913 for the six months ended June 30, 2019 reflects interest earned on the 12 loans included in our investment portfolio. Interest income from investments of $728 in the six months ended June 30, 2018 primarily consists of interest earned on the proceeds of our IPO and concurrent private placement and interest for the two loans closed in the six months ended June 30, 2018.
Interest and related expenses. The increase in interest and related expenses is a result of interest expense incurred from borrowings made under our Master Repurchase Facility and the TCB note payable which were used to finance the 12 loan originations discussed above.
Management fees. The decrease in management fees is a result of our Manager agreeing to waive any base management fee otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020.
General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share based compensation expense and other professional fees. The decrease in general and administrative expenses reflects higher legal and other professional fees in 2018 resulting from our first year as a public company.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursements for the costs our Manager arranges on our behalf from RMR LLC.
Net income (loss). The realization of net income for the 2019 period as compared to net loss for the 2018 period is due to the changes noted above.
Our results of operations for the three and six months ended June 30, 2019 are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our investment portfolio will increase as a result of our existing and future investment activities.
Non-GAAP Financial Measures
We present Core Earnings (Loss) which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Core Earnings (Loss) does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP, or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings (Loss) may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Core Earnings (Loss) may not be comparable to the core earnings (loss) as reported by other companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) to Core Earnings (Loss): (2)
Net income (loss)	$894	$(781)	$1,472	$(1,730)
Non-cash equity compensation expense	185	203	220	231
Core Earnings (Loss)	$1,079	$(578)	$1,692	$(1,499)

Weighted average common shares outstanding - basic and diluted	5,401	3,123	4.275	3,117

Core Earnings (Loss) per common share - basic and diluted	$0.20	$(0.19)	$0.40	$(0.48)
Factors Affecting Operating Results
Our results of our operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
Changes in Fair Value of our Assets. We generally hold our investments for their contractual terms. We evaluate our investments for impairment quarterly. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
Although we generally hold our investments for their contractual terms, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our condensed consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. To continue to grow our portfolio of investments, we may also seek to raise additional equity capital. However, our access to additional equity capital depends on many factors, and we have and may continue to experience challenges raising equity capital in the future.
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
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace and as existing alternative CRE debt providers increase their presence in the marketplace, borrowers are becoming more familiar with alternative CRE debt products and are choosing to utilize alternative CRE debt financing in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan credit spreads. Although LIBOR, the index rate upon which bridge loans are priced, has increased over 100 basis points during the last several years, there has been a net reduction in total borrowing costs as a result of reductions in loan fees and decreased loan credit spreads. We expect that the reductions in total borrowing costs will continue as it is widely expected that LIBOR will decrease in the future. To offset the reduction in loan credit spreads, some alternative CRE debt providers are considering construction and higher LTV loans to meet their investors’ return expectations. Because of this credit spread compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. However, we believe many alternative lenders are targeting loan amounts in excess of $50,000 in major markets. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage whole loans of less than $50,000.
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
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR.
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, as the size of our portfolio continues to grow, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio of investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio continues to grow but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. At this time, we are focused on managing our current loan portfolio and funding distributions to our shareholders. We believe our growth is limited by our ability to access accretive capital.
Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows may include payments of principal, interest and fees we receive on our investments, cash generated from our operating results and unused borrowing capacity, including under our Master Repurchase Facility, the TCB note payable or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities.
Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities of $805 was primarily due to our net income for the period, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received.
Net cash used in operating activities of $1,663 during the six months ended June 30, 2018 was due to our net loss for the period and payments made to our Manager under our management agreement, partially offset by favorable changes in working capital primarily due to amounts accrued but not yet paid.
Cash Used in Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities consisted of $119,062 of loan originations, net of deferred fees received on our loans held for investment, and $3,369 of additional fundings on our loans held for investment.
During the six months ended June 30, 2018, net cash used in investing activities consisted of $28,203 of loan originations, net of deferred fees received on our loans held for investment, and $221 of additional fundings on our loans held for investment.
Cash Provided by (Used in) Financing Activities
During the six months ended June 30, 2019, our cash provided by financing activities primarily consisted of $92,983 of advancements under our Master Repurchase Facility, $14,220 of borrowings under the RMR Credit Agreement and $26,074 of net proceeds from the issuance and sale of our common shares in the Offering. We used the Offering proceeds to repay the approximate $14,220 outstanding under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility by approximately $11,900.
During the six months ended June 30, 2018, our cash flows used in financing activities consisted of $770 of deferred financing cost payments related to our Master Repurchase Facility.
On February 21, 2019, we paid a distribution of $0.11 per common share, or $350. This distribution was paid to shareholders of record as of the close of business on January 28, 2019, using cash on hand.
On May 16, 2019, we paid a distribution of $0.22 per common share, or $702. This distribution was paid to shareholders of record as of the close of business on April 29, 2019, using cash on hand.
On July 18, 2019, we declared a distribution of $0.22 per common share, or approximately $1,802, to shareholders of record on July 29, 2019. We expect to pay this distribution on or about August 15, 2019.
As of June 30, 2019, we had $6,000 available for immediate investment, which together with our then available borrowing capacity under our Master Repurchase Facility, is expected to provide us with approximately $22,000 available for investment in new first mortgage whole loans. Any further investments would require us to obtain additional equity or debt capital. We cannot be sure that we would be able to obtain any such additional equity or debt capital.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2019 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$21,879	$—	$21,879	$—	$—
Principal payments on Master Repurchase Facility (2)	153,666	—	153,666	—	—
Principal payments on TCB note payable (2)	31,690	—	31,690	—	—
Interest payments (3)	17,332	8,369	8,963	—	—
	$224,567	$8,369	$216,198	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date.

(2)
The allocation of outstanding borrowings under our Master Repurchase Facility and the TCB note payable is based on the current maturity date of each individual borrowing under the respective agreement.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of June 30, 2019 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2019 were borrowings outstanding under our Master Repurchase Agreement and the TCB note payable.
In connection with our Master Repurchase Agreement, we entered into a guaranty which requires us to pay the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we have guaranteed 25% of the TCB note payable amount plus all related interest and costs. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum net worth, minimum liquid assets, a maximum leverage ratio and a required debt yield. The TCB note payable provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of customary events of default. As of June 30, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the TCB note payable and the related guarantees.
In July 2019, we received repayment notices with respect to two of our loans held for investment stating that the loans would be repaid in August 2019. At the time of notice, there was approximately $53,600 of aggregate principal amount outstanding under these loans which the borrowers are required to pay, together with the applicable accrued interest, an exit fee and any expenses incurred by us with respect to the applicable loan. When these loans are repaid, we will be required to repay the associated outstanding balances under the TCB note payable and our Master Repurchase Facility.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at June 30, 2019, owned approximately 19.5% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and an executive officer of RMR Inc., and an executive officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an executive officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
As of June 30, 2019, the interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase and as LIBOR decreases our income from investments, net of interest and related expenses, will decrease.
Floating Rate Investments
As of June 30, 2019, our loans held for investment had an aggregate principal balance of $260,488 and the weighted average maximum maturity of our investment portfolio was 3.9 years, assuming full term extensions of all loans. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions on any reinvestment of the proceeds from the repayment.
Floating Rate Debt
At June 30, 2019, our floating rate debt obligations consisted of $153,666 in outstanding borrowings under our Master Repurchase Facility, and $31,690 in outstanding advancements under the TCB note payable.
Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement. In July 2019, we received a repayment notice with respect to one of our loans held for investment associated with an office building located in Scarsdale, NY. When this loan is repaid, we will be required to repay the associated outstanding balance under our Master Repurchase Facility.
The TCB note payable matures in July 2021 and, subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date for two, one year periods. In July 2019, we received a repayment notice with respect to the JFK loan. When the JFK loan is repaid, we will be required to repay the outstanding balance under the TCB note payable.
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

The table below details the impact, assuming our existing investment portfolio and liabilities, on our interest income and interest expense for the 12 month period following June 30, 2019, assuming an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of June 30, 2019	Interest Rate Per Year (1)	100 Basis Point Increase	100 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$260,488	6.01%	$2,605	$(726)
Master repurchase facility	(153,666)	4.43%	(1,537)	1,537
Note payable	(31,690)	4.56%	(317)	317
Total change in net income from investments			$751	$1,128

Annual earnings per share impact (2)			$0.14	$0.21

(1)	Weighted based on interest rates and principal balances as of June 30, 2019.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended June 30, 2019.

(3)
Our loan agreements include interest rate floor provisions which set a minimum LIBOR for each loan. We do not have similar provisions in our Master Repurchase Agreement or the TCB note payable. As a result, if LIBOR decreases below the floor established for any of our investments, our income from investments will decrease borrowing costs and the net amount may result in an increase in our net investment income.

To mitigate the impact of future changes in market interest rates on our business, we require borrowers to pay floating interest rates to us rather than fixed interest rates on a significant majority of our loans held for investment and, to the extent that we use leverage to make investments, we will continue to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and obligations from fixed to floating rates or the reverse.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	Our ability to carry out our business strategy and the opportunities for our business that we believe exist,

•	Our operating and investment targets, guidelines, investment and financing strategies and leverage policies,

•	The ability of our Manager to locate suitable investments for us, monitor, service and administer our existing investments and implement our investment strategy,

•	Our expected operating results,

•	The amount and timing of any cash flows we receive from our investments,

•	Our ability to pay distributions to our shareholders and to sustain the amount of any such distributions,

•	Our ability to obtain and maintain financing to enable us to use leverage to make additional investments or to increase our potential returns,

•	Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•	The origination, extension, exit, prepayment or other fees we may earn,

•	Yields that may be available to us from mortgages on specialized real estate,

•	The duration and other terms of our loans,

•	The credit qualities of our borrowers,

•	The ability and willingness of our borrowers to repay our loans and investments in a timely manner or at all,

•	Our projected leverage,

•	The cost and availability of financing under our Master Repurchase Facility or other repurchase or bank facilities we may obtain from time to time,

•	Our qualification for taxation as a REIT,

•	Our ability to maintain our exemption from registration under the Investment Company Act,

•	Our understanding of our competition and our ability to compete,

•	Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,

•	Regulatory requirements and the affect they may have on us, our competitors and prospective competitors, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:

•	The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,

•	Competition within the CRE lending industry,

•	Changes in the availability, sourcing and structuring of CRE lending,

•	Defaults by our borrowers,

•	Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, our Manager, RMR LLC and others affiliated with them,

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control, and

•
Additional factors, including, but not limited to, those set forth in the section captioned "Risk Factors" in this Quarterly Report on Form 10-Q and in the section captioned "Risk Factors" in our 2018 Annual Report.

For example:

•	We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,

•
Our current cash distribution rate to common shareholders is $0.22 per share per quarter, or $0.88 per share per year. Our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings (Loss), the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease,

•
In order to continue to grow our investments and business, we will need to obtain additional financing, whether by expanding our existing credit arrangements or obtaining new equity or other financing sources. We cannot be sure that we would be successful in obtaining any such additional financing. If we are unable to obtain additional financing, we may not be able to further grow our investments and business,

•
As of June 30, 2019, we had $6,000,000 available for immediate investment, which, together with our then available borrowing capacity under our Master Repurchase Facility, is expected to provide us with approximately $22,000,000 available for investment in new first mortgage whole loans. However, our available borrowing capacity under our Master Repurchase Facility is subject to conditions. Therefore, we may have less than the currently expected amount available for additional investments. Further, it may take an extended period of time for us to reinvest any such amount, and any reinvestments we may make may not provide us with returns similar to those on our current investments or at comparable risks,

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
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2018 Annual Report. The risks described in our 2018 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2018 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2018 Annual Report and below, and the information contained under the caption “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.
We may not have sufficient capital to acquire all of the investments that we determine are attractive.

Our capital resources are limited and we may not have sufficient capital to acquire investments that we determine are attractive. This could limit our ability to grow our investment portfolio, including by pursuing opportunities currently available in our loan origination pipeline, and adversely affect our ability to sustain or increase our distribution rate. Our ability to further grow our portfolio over time will depend, to a significant degree, upon our ability to access additional equity and debt capital. We cannot be sure that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition and results of operations. Any future debt financing could be costly and require a large portion of our cash flow from operations to be used for debt service, which would reduce funds available for investment activities or for distribution to our shareholders. Additionally, we may not be able to raise equity capital by issuing additional equity securities.

We may not be able to sustain or increase distributions to our shareholders in the future.

Our current quarterly distribution is $0.22 per common share ($0.88 per common share per year). However, there can be no assurance that we will be able to continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease. Our current distribution rate exceeds our Core Earnings (Loss) and we expect that our current distribution rate will continue to exceed our Core Earnings (Loss). Accordingly, if our Core Earnings (Loss) do not increase we may have to fund distributions from other sources (such as from selling certain of our assets) or reduce, or eliminate, our distributions. Our ability to make future distributions at our current distribution amount will depend, to a significant degree, on our interest income from investments, our expenses (including interest expense) and we cannot be sure that we will meet our expectations with respect to these matters. For these reasons, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	644	$9.39	—	$—
Total	644	$9.39	—	$—
(1) These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: August 6, 2019

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 6, 2019