Form 10-Q
period 2019-09-30
Tremont Mortgage Trust
filed 2019-11-06
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of November 5, 2019: 8,240,057

TREMONT MORTGAGE TRUST
FORM 10-Q
September 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$9,244	$27,024
Restricted cash	110	311
Loans held for investment, net	207,464	135,844
Accrued interest receivable	711	344
Prepaid expenses and other assets	254	390
Total assets	$217,783	$163,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$759	$935
Master repurchase facility, net	130,312	71,691
Note payable, net	—	31,485
Due to related persons	33	134
Total liabilities	131,104	104,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,240,057 and 3,178,817 shares issued and outstanding, respectively	82	32
Additional paid in capital	88,827	62,540
Cumulative net income (loss)	624	(2,904)
Cumulative distributions	(2,854)	—
Total shareholders’ equity	86,679	59,668
Total liabilities and shareholders' equity	$217,783	$163,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INCOME FROM INVESTMENTS:
Interest income from investments	$4,959	$1,385	$11,872	$2,113
Less: interest and related expenses	(1,992)	(563)	(5,572)	(666)
Income from investments, net	2,967	822	6,300	1,447

OTHER EXPENSES:
Management fees	—	—	—	447
General and administrative expenses	541	510	1,662	1,668
Reimbursement of shared services expenses	370	375	1,110	1,125
Total expenses	911	885	2,772	3,240

Net income (loss)	$2,056	$(63)	$3,528	$(1,793)

Weighted average common shares outstanding - basic and diluted	8,156	3,129	5,583	3,121

Net income (loss) per common share - basic and diluted	$0.25	$(0.02)	$0.63	$(0.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income (Loss)	Distributions	Total
Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	32	62,575	(2,326)	(350)	59,931
Share grants	15	—	185	—	—	185
Share repurchases	(1)	—	(6)	—	—	(6)
Net income	—	—	—	894	—	894
Distributions	—	—	—	—	(702)	(702)
Public offering	5,000	50	26,024	—	—	26,074
Balance at June 30, 2019	8,193	82	88,778	(1,432)	(1,052)	86,376
Share grants	53	—	80	—	—	80
Share repurchases	(6)	—	(31)	—	—	(31)
Net income	—	—	—	2,056	—	2,056
Distributions	—	—	—	—	(1,802)	(1,802)
Balance at September 30, 2019	8,240	$82	$88,827	$624	$(2,854)	$86,679

Balance at December 31, 2017	3,126	$31	$62,135	$(1,296)	$—	$60,870
Share grants	2	—	20	—	—	20
Net loss	—	—	—	(949)	—	(949)
Balance at March 31, 2018	3,128	31	62,155	(2,245)	—	59,941
Share grants	15	—	189	—	—	189
Net loss	—	—	—	(781)	—	(781)
Balance at June 30, 2018	3,143	31	62,344	(3,026)	—	59,349
Share grants	46	1	109	—	—	110
Share repurchases	(2)	—	(25)	—	—	(25)
Share grant forfeitures	(8)	—	15	—	—	15
Net loss	—	—	—	(63)	—	(63)
Balance at September 30, 2018	3,179	$32	$62,443	$(3,089)	$—	$59,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,528	$(1,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	300	349
Amortization of deferred financing costs	502	184
Amortization of loan origination and exit fees	(1,333)	(145)
Changes in operating assets and liabilities:
Accrued interest receivable	(367)	(293)
Prepaid expenses and other assets	136	5
Accounts payable, accrued liabilities and deposits	(176)	275
Due to related persons	(101)	(731)
Net cash provided by (used in) operating activities	2,489	(2,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(119,062)	(81,519)
Additional funding of loans held for investment	(4,835)	—
Repayment of loans held for investment	53,610	—
Net cash used in investing activities	(70,287)	(81,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	92,983	21,583
Repayment of master repurchase facility	(34,312)	—
Proceeds from RMR credit agreement	14,220	—
Repayment of RMR credit agreement	(14,220)	—
Proceeds from note payable	—	31,690
Repayment of note payable	(31,690)	—
Payments of deferred financing costs	(347)	(1,045)
Proceeds from issuance of common shares, net	26,074	—
Repurchase of common shares	(37)	(25)
Distributions	(2,854)	—
Net cash provided by financing activities	49,817	52,203

Decrease in cash, cash equivalents and restricted cash	(17,981)	(31,465)
Cash, cash equivalents and restricted cash at beginning of period	27,335	61,666
Cash, cash equivalents and restricted cash at end of period	$9,354	$30,201

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,974	$382

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$9,244	$30,101
Restricted cash	110	100
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,354	$30,201

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
See Note 4 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Portfolio” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion regarding our current loan portfolio’s assessment under our internal risk rating policy.
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
As of September 30, 2019, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loans.
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
Note 4. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE and related instruments which are generally to be held as long term investments. To fund our loan originations to date, we used cash on hand, advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and borrowings under our former term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable. See Note 5 for further information regarding our debt agreements.
The table below details overall statistics for our loan portfolio:

	Balance at September 30, 2019	Balance at December 31, 2018
Number of loans	10	7
Total loan commitments	$227,157	$154,802
Unfunded loan commitments (1)	$18,813	$17,673
Principal balance	$208,344	$137,129
Unamortized net deferred origination fees	$(880)	$(1,285)
Carrying value	$207,464	$135,844
Weighted average coupon rate	5.85%	6.14%
Weighted average all in yield (2)	6.51%	6.82%
Weighted average maximum maturity (years) (3)	3.6	4.7
Weighted average LTV	70%	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
The table below details our loan activities for the three months ended September 30, 2019:

	Principal Balance	Deferred Fees	Carrying Value
Balance at beginning of period	$260,488	$(1,531)	$258,957
Additional funding	1,466	—	1,466
Repayments	(53,610)	449	(53,161)
Net amortization of deferred fees	—	202	202
Balance at end of period	$208,344	$(880)	$207,464

The table below details our loan activities for the nine months ended September 30, 2019:

	Principal Balance	Deferred Fees	Carrying Value
Balance at beginning of period	$137,129	$(1,285)	$135,844
Additional funding	4,835	—	4,835
Originations	119,990	(928)	119,062
Repayments	(53,610)	449	(53,161)
Net amortization of deferred fees	—	884	884
Balance at end of period	$208,344	$(880)	$207,464

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The tables below detail the property type and geographic distribution of the properties securing the loans included in our portfolio at September 30, 2019:

Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	3	$56,816	27%
Hotel	1	23,068	11%
Retail	3	40,882	20%
Multifamily	2	51,911	25%
Industrial	1	34,787	17%
	10	$207,464	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	2	$59,205	29%
South	5	102,548	49%
West	1	6,376	3%
Midwest	2	39,335	19%
	10	$207,464	100%

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
At September 30, 2019, we had 10 first mortgage whole loans with an aggregate carrying value of $207,464. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at September 30, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of September 30, 2019; thus, we did not record a reserve for loan loss. See Note 2 for a discussion regarding the risk rating system that we use in evaluating our portfolio.
Note 5. Debt Agreements
At September 30, 2019, our debt agreements included our Master Repurchase Facility.

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
September 30, 2019:
Master repurchase facility	$213,482	$131,253	$130,312	L + 2.00%	1.8	$208,344	$208,647

December 31, 2018:
Master repurchase facility	$135,000	$72,582	$71,691	L + 2.08%	2.6	$97,516	$98,232
Note payable	32,290	31,690	31,485	L + 2.15%	2.6	39,613	39,640

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, excluding extension options.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
Until May 23, 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. Following our repayment of the approximate $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See below in this Note 5 for information regarding the RMR Credit Agreement.
Until August 9, 2019, we were a party to the TCB note payable. Following our repayment of the $31,790 outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. See below in this Note 5 for information regarding the TCB Note Payable.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

For the three months ended September 30, 2019, we recorded interest expense of $1,563 and $155 in connection with our Master Repurchase Facility and the TCB note payable, respectively. For the nine months ended September 30, 2019, we recorded interest expense of $4,126, $891 and $39 in connection with our Master Repurchase Facility, the TCB note payable and the RMR Credit Agreement, respectively.
At September 30, 2019, our outstanding borrowings had the following remaining maturities:

Year	Principal payments on Master Repurchase Facility (1)
2019	$—
2020	26,395
2021	104,858
2022	—
2023	—
$131,253

(1)	The allocation of our outstanding borrowings under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
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
On February 4, 2019, we increased the maximum amount available for advancement under our Master Repurchase Facility from $135,000 to $210,000 and on May 1, 2019, in connection with an increase in commitment under the RMR Credit Agreement, we further increased the maximum amount available for advancement under our Master Repurchase Facility from $210,000 to $250,000, in each case with the additional advancements being available for borrowing under our Master Repurchase Facility if and as we borrowed under the RMR Credit Agreement or if and as we received proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. In connection with the February 2019 increase, certain other provisions of our Master Repurchase Agreement were amended to accommodate the RMR Credit Agreement. In May 2019, we completed an underwritten public offering, or the Offering, as further described in Note 7, we repaid the outstanding borrowings under the RMR Credit Agreement and the RMR Credit Agreement was terminated and the maximum amount available for advancement under our Master Repurchase Facility was reduced to $213,482.
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to advance at higher margins than 75% and at premiums of less than 200 basis points. The weighted average interest rate for borrowings under our Master Purchase Facility was 4.27% and 4.35% for the three months ended September 30, 2019 and 2018, respectively, and 4.42% and 4.34% for the nine months ended September 30, 2019 and 2018, respectively.
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
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of September 30, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guaranty.
On August 23, 2019, we received $14,635 of repayment proceeds from the borrower on its loan held for investment that was used to refinance an office building located in Scarsdale, NY, which included the $13,997 of principal outstanding under the loan, as well as the accrued interest, an exit fee, prepayment premium and our associated legal expenses. We were required to use $10,422 of these repayment proceeds to repay the outstanding balance and accrued interest under our Master Repurchase Facility associated with this loan, and we used the remaining proceeds to pay down additional outstanding balances under our Master Repurchase Facility. Further, on August 13, 2019, we used $8,000 of proceeds from the repayment of the JFK loan by the borrower, as described below, to pay down additional outstanding balances under our Master Repurchase Facility.
As of September 30, 2019, we had $24,203 available for immediate advancement under our Master Repurchase Facility from loans currently pledged under our Master Repurchase Facility, and $58,026 of unused capacity under our Master Repurchase Facility subject to our identifying suitable first mortgage whole loans for investment.
Note Payable
In July 2018, we closed a $40,363 loan, of which $39,613 was funded by us at closing to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan. On August 9, 2019, the borrower repaid the $39,613 principal amount outstanding under the JFK loan, together with accrued interest, an exit fee and our associated legal expenses, for a total payoff amount of $39,922.
In connection with the JFK loan, one of our wholly owned subsidiaries entered into the TCB note payable, which advanced up to 80% of the JFK loan amount from time to time and was scheduled to mature in July 2021. Upon repayment of the JFK loan by the borrower in August 2019, we were required to repay the $31,690 principal amount outstanding under the TCB note payable, together with accrued interest, for a total payoff amount of $31,790. Following such repayment, the TCB note payable terminated in accordance with its terms. Interest payable on amounts advanced under the TCB note payable was calculated at a floating rate based on LIBOR plus a premium of 215 basis points. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we guaranteed 25% of the TCB note payable amount plus all related interest and costs, which guaranty was released upon repayment of the TCB note payable.
The remaining proceeds from the repayment of the JFK loan by the borrower, after our repayment of the TCB note payable, were used to pay down outstanding balances under our Master Repurchase Facility.
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
As of September 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. At September 30, 2019 and December 31, 2018, the outstanding principal balances under our Master Repurchase Facility, and at December 31, 2018, the outstanding principal balance under the TCB note payable approximated their fair values, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
We estimate the fair values of our loans held for investment by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$207,464	$208,647	$135,844	$137,872
Financial liabilities
Master Repurchase Facility	130,312	131,253	71,691	72,582
Note payable	—	—	31,485	31,690

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or nine months ended September 30, 2019.
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
On July 3, 2019, we purchased an aggregate of 704 of our common shares, valued at $4.03 per common share, the closing price of our common shares on Nasdaq on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

On September 18, 2019, we granted an aggregate of 53,300 shares, valued at $4.55 per share, the closing price of our common shares on Nasdaq on that day to our officers and certain other employees of our Manager and of RMR LLC under our equity compensation plan.
On September 25, 2019, we purchased an aggregate of 5,712 of our common shares valued at $4.82 per common share, the closing price of our common shares on Nasdaq on that day from our officers and certain other employees of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2019, we declared and paid regular quarterly distributions to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 28, 2019	February 21, 2019	$0.11	$350
April 29, 2019	May 16, 2019	$0.22	$702
July 29, 2019	August 15, 2019	$0.22	$1,802

On October 17, 2019, we declared a regular quarterly distribution to common shareholders of record on October 28, 2019 of $0.22 per common share, or approximately $1,813. We expect to pay this distribution on or about November 14, 2019.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, our Manager also agreed that no incentive fee will be paid or payable by us for the 2018 or 2019 calendar years. As a result, we did not recognize any base management fees or incentive fees for the three or nine months ended September 30, 2019 and the three months ended September 30, 2018. If our Manager had not agreed to waive these fees, we would have recognized $322 and $812 of base management fees for the three and nine months ended September 30, 2019, respectively, and no incentive fees for the three and nine months ended September 30, 2019. Pursuant to our management agreement, we recognized $0 and $447 of base management fees for the three and nine months ended September 30, 2018, respectively, and no incentive fees for the three or nine months ended September 30, 2018. If our Manager had not agreed to waive these fees, we would have recognized $222 of base management fees for the three months ended September 30, 2018, which would have resulted in us recognizing $669 of total base management fees for the nine months ended September 30, 2018 (including the $447 of business management fees actually recognized) and no incentive fees for the three and nine months ended September 30, 2018.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are generally required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements may include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $370 and $375 payable to our Manager as reimbursement for shared services costs it paid to RMR LLC for the three months ended September 30, 2019 and 2018, respectively, and $1,110 and $1,125 for the nine months ended September 30, 2019 and 2018, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

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
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of September 30, 2019, owned 1,600,100 of our common shares, or approximately 19.4% of our outstanding common shares. Included in those shares are the 1,000,000 of our common shares that our Manager purchased in the Offering. See Note 7 for further information regarding the Offering.
Each of our Managing Trustees and officers is also a director or officer of our Manager and of RMR LLC.
Until May 23, 2019, we were a party to the RMR Credit Agreement with our Manager. See Note 5 for information regarding the RMR Credit Agreement.
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
Note 11. Weighted Average Common Shares
We calculate basic earnings per share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances and the related impact on earnings (loss), are considered when calculating diluted earnings (loss) per share. For the three and nine months ended September 30, 2019, 39,024 and 15,037 unvested common shares, respectively, were excluded from the calculation of diluted earnings (loss) per share because to do so would have been antidilutive. Due to net losses incurred during the three and nine months ended September 30, 2018, basic weighted average shares is equal to diluted weighted average shares for such periods. As a result, 2,204 and 1,071 restricted unvested common shares were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018, respectively.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 12. Commitments and Contingencies
Unfunded Commitments
As of September 30, 2019, we had unfunded commitments of $18,813 related to our loans held for investment. Unfunded commitments will generally be funded to finance property and building improvements and leasing capital over the term of the applicable loan. Unfunded commitments are not reflected in our condensed consolidated balance sheets. Loans held for investment related to our unfunded commitments had a weighted average initial maturity of 2 years. See Note 4 for further information regarding loans held for investment.
Borrowings
As of September 30, 2019, we had an aggregate of $131,253 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 1.8 years. See Note 5 for further information regarding our secured debt agreements.

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
Our Manager is registered with the Securities and Exchange Commission, or SEC, as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
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
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	September 30, 2019	December 31, 2018
Shareholders' equity	$86,679	$59,668
Total outstanding common shares	8,240	3,179
Book value per common share	$10.52	$18.77
Our Portfolio
As of September 30, 2019, our portfolio of investments consisted of 10 first mortgage whole loans with an aggregate carrying value of $207,464. Based on our internal risk rating policy, each of these loans was assigned a "3" acceptable risk rating at September 30, 2019. We did not have any impaired loans, non-accrual loans or loans in maturity default as of September 30, 2019; thus, we did not record a reserve for loan loss. See Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the risk rating system that we use in evaluating our loans held for investment.
The table below details overall statistics for our loan portfolio as of September 30, 2019:

Balance at September 30, 2019
Number of loans	10
Total loan commitments	$227,157
Unfunded loan commitments (1)	$18,813
Principal balance	$208,344
Unamortized net deferred origination fees	$(880)
Carrying value	$207,464
Weighted average coupon rate	5.85%
Weighted average all in yield (2)	6.51%
Weighted average maximum maturity (years) (3)	3.6
Weighted average LTV	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Metairie, LA	Office	04/11/2018	$18,102	$16,679	L + 5.00%	L + 5.66%	04/11/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	13,719	L + 4.00%	L + 4.61%	06/26/2023	69%	3
Paradise Valley, AZ	Retail	11/30/2018	12,790	6,400	L + 4.25%	L + 6.16%	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	26,637	L + 3.25%	L + 3.76%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,218	L + 3.25%	L + 3.73%	12/21/2023	62%	3
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	3
Coppell, TX	Retail	02/05/2019	22,915	21,751	L + 3.50%	L + 4.26%	02/05/2021	73%	3
Barrington, NJ	Industrial	05/06/2019	37,600	34,900	L + 3.50%	L + 4.05%	05/06/2023	79%	3
Houston, TX	Multifamily	05/10/2019	28,000	27,475	L + 3.50%	L + 4.37%	11/10/2022	56%	3
Omaha, NE	Retail	06/14/2019	14,500	13,015	L + 3.65%	L + 4.05%	06/14/2024	77%	3
Total/weighted average			$227,157	$208,344	L + 3.60%	L + 4.25%		70%	3

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

In September 2019, we entered a loan application with a borrower for a first mortgage bridge whole loan with a total commitment of $22,582 to refinance a three building office portfolio located in Dublin, OH.

In October 2019, we entered into a loan application with a borrower for a first mortgage bridge whole loan with a total commitment of $18,010 to refinance a student housing property located in Orono, ME.

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
During the quarter ended September 30, 2019, we repaid the $31,690 outstanding principal balance, plus accrued interest under the TCB note payable and $22,412 of outstanding principal balances under our Master Repurchase Facility with the repayment proceeds noted above, and the TCB note payable was terminated in accordance with its terms. As of September 30, 2019, we had $24,203 available for immediate advancement under our Master Repurchase Facility from loans currently pledged pursuant to our Master Repurchase Facility and $58,026 of unused capacity Master Repurchase Facility subject to our identifying suitable first mortgage whole loans for investment.
The table below is an overview of our debt agreements that provided financing for our loans held for investment as of September 30, 2019 and December 31, 2018:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
September 30, 2019:
Master repurchase facility	11/06/2021	$131,253	$82,229	$213,482	$208,344
December 31, 2018:
Master repurchase facility	11/06/2021	$72,582	$62,418	$135,000	$97,516
Note payable	07/19/2021	31,690	600	32,290	39,613

The table below details our debt activities for the three months ended September 30, 2019:

	Master Repurchase Agreement	Note Payable	Total
Balance at beginning of period	$152,620	$31,523	$184,143
Borrowings	—	—	—
Repayments	(22,412)	(31,690)	(54,102)
Deferred Fees	(7)	1	(6)
Amortization of Deferred Fees	111	166	277
Balance at end of period	$130,312	$—	$130,312
The table below details our debt activities for the nine months ended September 30, 2019:

	Master Repurchase Agreement	Note Payable	RMR Credit Agreement	Total
Balance at beginning of period	71,691	31,485	$—	103,176
Borrowings	92,983	—	14,220	107,203
Repayments	(34,312)	(31,690)	(14,220)	(80,222)
Deferred Fees	(342)	(5)	—	(347)
Amortization of Deferred Fees	292	210	—	502
Balance at end of period	$130,312	$—	$—	$130,312
As of September 30, 2019, outstanding borrowings under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For more information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,959	$1,385	$3,574	258%
Less: interest and related expenses	(1,992)	(563)	(1,429)	254%
Income from investments, net	2,967	822	2,145	261%

OTHER EXPENSES:
Management fees (1)	—	—	—	—%
General and administrative expenses	541	510	31	6%
Reimbursement of shared services expenses	370	375	(5)	(1%)
Total expenses	911	885	26	3%

Net income (loss)	$2,056	$(63)	$2,119	3,363%

Weighted average common shares outstanding - basic and diluted	8,156	3,129	5,027	161%

Net income (loss) per common share - basic and diluted	$0.25	$(0.02)	$0.27	1,352%

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized $322 and $222 of base management fees for the three months ended September 30, 2019 and September 30, 2018, respectively.

Interest income from investments. The interest income from investments of $4,959 for the three months ended September 30, 2019 reflects interest earned on the 10 loans included in our loan portfolio. Also contributing to the increase interest income from investments for the three months ended September 30, 2019 was $877 of deferred fees that we recognized on the two loans that were repaid by borrowers during the quarter as well as a prepayment premium earned on one of these repaid loans. Interest income from investments of $1,385 for the three months ended September 30, 2018 primarily consists of interest earned on the four loans that were included in our loan portfolio during the three months ended September 30, 2018 and on the proceeds of our IPO and concurrent private placement.
Interest and related expenses. The increase in interest and related expenses is a result of higher outstanding borrowings under our Master Repurchase Facility and the TCB note payable during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Also contributing to the increase in interest expense for the three months ended September 30, 2019 were $157 of deferred fees that we recognized with respect to the prepayment and termination of the TCB note payable as a result of the early repayment of the JFK loan by the borrower.
Management fees. There were no management fees recognized for the three months ended September 31, 2019 or 2018 as our Manager agreed to waive any base management fee otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020.
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
Net income (loss). The realization of net income for the 2019 period as compared to net loss for the 2018 period is due to the changes noted above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$11,872	$2,113	$9,759	462%
Less: interest and related expenses	(5,572)	(666)	(4,906)	737%
Income from investments, net	6,300	1,447	4,853	335%

OTHER EXPENSES:
Management fees (1)	—	447	(447)	(100%)
General and administrative expenses	1,662	1,668	(6)	—%
Reimbursement of shared services expenses	1,110	1,125	(15)	(1%)
Total expenses	2,772	3,240	(468)	(14%)

Net income (loss)	$3,528	$(1,793)	$5,321	297%

Weighted average common shares outstanding - basic and diluted	5,583	3,121	2,462	79%

Net income (loss) per common share - basic and diluted	$0.63	$(0.57)	$1.21	210%

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized $812 of base management fees for the nine months ended September 30, 2019 and $222 for the three months ended September 30, 2018, which would have resulted in us recognizing $669 of total base management fees for the nine months ended September 30, 2018 (including the $447 of business management fees actually recognized).

Interest income from investments. The interest income from investments of $11,872 for the nine months ended September 30, 2019 reflects interest earned on the 10 loans included in our loan portfolio. Also contributing to the increase in interest income from investments for the nine months ended September 30, 2019 was $877 of deferred fees that we recognized on the two loans that were repaid by borrowers during the quarter as well as a prepayment premium earned on one of these repaid loans. Interest income from investments of $2,113 for the nine months ended September 30, 2018 primarily consists of interest earned on the proceeds of our IPO and concurrent private placement and on the four loans closed for the nine months ended September 30, 2018.
Interest and related expenses. The increase in interest and related expenses is a result of higher outstanding borrowings under our Master Repurchase Facility and the TCB note payable during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Also contributing to the increase in interest expense for the nine months ended September 30, 2019 were $157 of deferred fees that we recognized with respect to the repayment and termination of the TCB note payable as a result of the early repayment of the JFK loan by the borrower.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) to Core Earnings (Loss):
Net income (loss)	$2,056	$(63)	$3,528	$(1,793)
Non-cash equity compensation expense	80	118	300	349
Core Earnings (Loss)	$2,136	$55	$3,828	$(1,444)

Weighted average common shares outstanding - basic and diluted	8,156	3,129	5,583	3,121

Core Earnings (Loss) per common share - basic and diluted	$0.26	$0.02	$0.69	$(0.46)
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
Changes in Fair Value of our Assets. We generally hold our investments for their contractual terms, unless repaid earlier by the borrower. We evaluate our investments for impairment quarterly. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
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
Market Conditions. Under current market conditions and subject to our having access to capital to invest, we believe that we will be able to identify additional attractive financing opportunities by continuing to focus on middle market and transitional CRE loans. We believe that there continues to be strong demand for alternative sources of CRE debt capital. The decrease in traditional CRE debt providers, such as banks and insurance companies, is a primary reason borrowers are seeking alternative sources of debt, particularly in middle market and transitional situations. Alternative CRE lenders, like us, generally are able to operate with fewer regulatory constraints than traditional CRE debt providers, such as banks and insurance companies. This allows alternative CRE lenders to create customized solutions to fit borrowers’ specific business plans for the collateral properties. We believe that this flexibility affords alternative lenders, like us, a competitive advantage over regulated traditional CRE debt providers, especially with regard to middle market and transitional CRE debt financing.
A significant amount of capital continues to be raised by alternative lenders. As new alternative CRE debt providers enter the marketplace and as existing alternative CRE debt providers increase their presence in the marketplace, borrowers are becoming more familiar with alternative CRE debt products and are choosing to utilize alternative CRE debt financing in a wider array of circumstances. However, increased supply of alternative CRE debt capital has resulted in more competition for loans and applied downward pressure on loan credit spreads. In addition, the LIBOR, the index rate upon which bridge loans are priced, has decreased during the last quarter and we expect that it will continue to decrease in the future, further reducing borrowing costs. To offset the reduction in loan credit spreads, some alternative CRE debt providers are considering construction and higher LTV loans to meet their investors’ return expectations. Because of this credit spread compression, borrowers are more frequently seeking alternative CRE debt financing for stabilized or near stabilized properties to take advantage of the flexibility offered by these loan structures. However, we believe many alternative lenders are targeting loan amounts in excess of $50,000 in major markets. We expect that our primary focus will continue to be originating and investing in floating rate first mortgage whole loans of less than $50,000.
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
Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our portfolio of investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. At this time, we are focused on managing our current loan portfolio. We believe our growth is limited by our ability to access accretive capital.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows may include payments of principal, interest and fees we receive on our investments, cash generated from our operating results and unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities.
Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities of $2,489 was primarily due to our net income for the period, partially offset by unfavorable changes in working capital primarily due to non-cash amortization of deferred fees, interest income accrued and not yet received and expenses paid in the period but accrued in previous periods.
Net cash used in operating activities of $2,149 during the nine months ended September 30, 2018 was due to our net loss for the period, partially offset by the non-cash items such as the amortization of deferred fees and share based compensation.
Cash Used in Investing Activities
During the nine months ended September 30, 2019, net cash used in investing activities consisted of $119,062 of loan originations, net of deferred fees, and $4,835 of additional fundings on our loans held for investment, partially offset by loan principal repayments of $53,610 related to the prepayment of two of our loans held for investment.
During the nine months ended September 30, 2018, net cash used in investing activities consisted of $81,519 of loan originations, net of deferred fees received on our loans held for investment.
Cash Provided by Financing Activities
During the nine months ended September 30, 2019, our cash provided by financing activities primarily consisted of $92,983 of advancements under our Master Repurchase Facility, $14,220 of borrowings under the RMR Credit Agreement and $26,074 of net proceeds from the issuance and sale of our common shares in the Offering. We used the Offering proceeds to repay the approximate $14,220 outstanding under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility by approximately $11,900. Proceeds from the prepayment of two of our loans held for investment were used to repay approximately $31,690 of borrowings outstanding under the TCB note payable and $22,412 of borrowings outstanding under the Master Repurchase Facility.
During the nine months ended September 30, 2018, our cash flows provided by financing activities consisted of $21,583 of advancements under our Master Repurchase Facility and $31,690 of borrowings under the TCB note payable, partially offset by $1,045 of deferred financing cost payments related to our Master Repurchase Facility and TCB note payable.
As of September 30, 2019, we had approximately $73,000 available for investment in new first mortgage whole loans from available borrowing capacity under our Master Repurchase Facility. Any further investments would require us to obtain additional equity or debt capital. We cannot be sure that we would be able to obtain any such additional equity or debt capital.
Distributions
During the nine months ended September 30, 2019, we paid regular quarterly distributions to our shareholders totaling $2,854 using cash on hand. For more information regarding the distributions we paid during 2019, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 17, 2019, we declared a regular quarterly distribution to common shareholders of record on October 28, 2019 of $0.22 per common share, or approximately $1,813. We expect to pay this distribution on or about November 14, 2019 using cash on hand.
The timing and amount of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core

Earnings (Loss), the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2019 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$18,813	$—	$18,813	$—	$—
Principal payments on Master Repurchase Facility (2)	131,253	—	131,253	—	—
Interest payments (3)	9,977	5,375	4,602	—	—
	$160,043	$5,375	$154,668	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date to which the commitments relate.

(2)	The allocation of outstanding borrowings under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of September 30, 2019 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.
Debt Covenants
Our principal debt obligations at September 30, 2019 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Facility also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset. In August 2019, in connection with the repayment by the borrower of one of our loans held for investment, we repaid the associated outstanding balance and accrued interest under our Master Repurchase Facility.
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
As of September 30, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guarantee.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at September 30, 2019, owned approximately 19.4% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and an executive officer of RMR Inc., and an executive officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an executive officer and employee of RMR LLC; and each of our other officers is also an officer or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Floating Rate Investments
As of September 30, 2019, our loans held for investment had an aggregate principal balance of $208,344 and the weighted average maximum maturity of our loan portfolio was 3.6, assuming full term extensions of all loans. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions on any reinvestment of the proceeds from the repayment.
Floating Rate Debt
At September 30, 2019, our floating rate debt obligations consisted of $131,253 in outstanding borrowings under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
All of our floating rate debt was borrowed in U.S. dollars and requires interest to be paid at a rate of LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon selling additional mortgage loans and other assets under our Master Repurchase Facility, we are vulnerable to increases in interest rate premiums due to market conditions or perceived credit characteristics of our borrowers.

The table below details the impact, based on our existing loan portfolio and liabilities, on our interest income and interest expense for the 12 month period following September 30, 2019, assuming an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of September 30, 2019	Interest Rate Per Year (1)	100 Basis Point Increase	100 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$208,344	5.85%	$1,657	$(132)
Master repurchase facility	(131,253)	4.05%	(1,313)	1,313
Total change in net income from investments			$344	$1,181

Annual earnings per share impact (2)			$0.06	$0.21

(1)	Weighted based on interest rates and principal balances as of September 30, 2019.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended September 30, 2019.

(3)
Our loan agreements include interest rate floor provisions which set a minimum LIBOR for each loan. We do not have similar provisions in our Master Repurchase Agreement. As a result, if LIBOR decreases below the floor established for any of our investments, our income from investments will decrease borrowing costs and the net amount may result in an increase in our net investment income. The above table illustrates the incremental impact on our annual income from investments, net, due to increases and decreases in LIBOR of 100 basis points in LIBOR taking into consideration our borrowers' interest rate floors as of September 30, 2019. The results are based on our current loan portfolio and debt outstanding at September 30, 2019. Any changes to the mix of investments of debt outstanding could have an impact on the sensitivity analysis above and this illustration is not meant to forecast future results.

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
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. All of the agreements governing our loans held for investment require our borrowers, and under our Master Repurchase Facility we are required, to pay interest at floating rates based on LIBOR. Future agreements governing loans that we may make and debt that we may incur may also require interest to be paid at floating rates based on LIBOR. We currently expect that the determination of interest under such agreements would be revised as provided under such agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under such agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Our current cash distribution rate to common shareholders is $0.22 per share per quarter, or $0.88 per share per year. Our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings (Loss), the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease,

•
In order to continue to grow our investments and business, we will need to obtain additional financing, whether by expanding our existing credit arrangements or obtaining new equity or other financing sources. We cannot be sure that we would be successful in obtaining any such additional financing. If we are unable to obtain additional financing, we may not be able to further grow our investments and business,

•
As of September 30, 2019, we had approximately $73,000 available for investment in new first mortgage whole loans from funds immediately available as well as available borrowing capacity under our Master Repurchase Facility. However, our available borrowing capacity under our Master Repurchase Facility is subject to conditions. Therefore, we may have less than the currently expected amount available for additional investments. Further, it may take an extended period of time for us to reinvest any such amount, and any reinvestments we may make may not provide us with returns similar to those on our current investments or at comparable risks,

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

•	Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,

•	Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,

•	Our Manager's and RMR LLC's only experience managing or servicing a mortgage REIT is with respect to us, and we have a limited operating history,

•	We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,

•	Continued availability of financing under our Master Repurchase Facility is subject to our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,

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
Statement Concerning Limited Liability
The Articles of Amendment and Restatement of Tremont Mortgage Trust, a copy of which, together with any amendments or supplements thereto, is duly filed with the State Department of Assessments and Taxation of Maryland, provide that the name Tremont Mortgage Trust refers to the trustees collectively as trustees, but not individually or personally. No trustee, officer, shareholder, employee or agent of Tremont Mortgage Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Tremont Mortgage Trust. All persons or entities dealing with Tremont Mortgage Trust, in any way, shall look only to the assets of Tremont Mortgage Trust for the payment of any sum or the performance of any obligation.

Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2018 Annual Report. The risks described in our 2018 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2018 Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2018 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.
We may not have sufficient capital to acquire all of the investments that we determine are attractive.

Our capital resources are limited and we may not have sufficient capital to acquire investments that we determine are attractive. This could limit our ability to grow our loan portfolio, including by pursuing opportunities currently available in our loan origination pipeline, and adversely affect our ability to sustain or increase our distribution rate. Our ability to further grow our portfolio over time will depend, to a significant degree, upon our ability to access additional equity and debt capital. We cannot be sure that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to sustain or increase our distribution rate.

We may not be able to sustain or increase distributions to our shareholders in the future.

Our current quarterly distribution is $0.22 per common share ($0.88 per common share per year). Our ability to make future distributions at our current distribution rate will depend, to a significant degree, on our interest income from investments and our expenses (including interest expense). Although our Core Earnings for the quarter ended September 30, 2019 exceeds our current distribution rate, we currently expect that our current distribution rate will exceed our Core Earnings (Loss) in future periods. Accordingly, if we are unable to maintain or increase our Core Earnings, we may have to fund distributions from other sources (such as from selling certain of our assets) or reduce, or eliminate, our distributions. We cannot be sure that we will be able to continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	704	$4.03	—	$—
September 2019	5,712	4.82	—	—
Total	6,416	$4.73	—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our officers and of certain current and former officers and other employees of our Manager and of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: November 6, 2019

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 6, 2019