Form 10-K
period 2019-12-31
Tremont Mortgage Trust
filed 2020-02-19
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38199
 Tremont Mortgage Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-1719041
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-796-8317
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	TRMT	The Nasdaq Stock Market LLC
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

The aggregate market value of the voting common shares of beneficial interest, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $26.9 million based on the $4.13 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 1,671,619 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of February 14, 2020: 8,239,226.

References in this Annual Report on Form 10-K to the Company, TRMT, we, us or our mean Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this report relate to various aspects of our business, including:

•	Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,

•	Our ability to obtain additional capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our operating and investment targets, investment and financing strategies and leverage policies,

•	Our expected operating results,

•	The amount and timing of cash flows we receive from our investments,

•
The ability of our manager, Tremont Realty Advisors LLC, or our Manager, to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,

•	Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•	The origination, extension, exit, prepayment or other fees we may earn from our investments,

•	Yields that may be available to us from mortgages on middle market and transitional commercial real estate,

•	The duration and other terms of our loan agreements with borrowers,

•	The credit qualities of our borrowers,

•	The ability and willingness of our borrowers to repay our investments in a timely manner or at all,

•	Our projected leverage,

•
The cost and availability of additional advancements under our master repurchase facility with Citibank, N.A., or our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,

•	Our qualification for taxation as a real estate investment trust, or REIT,

•	Our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act,

•	Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances,

•	Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,

•	Regulatory requirements and the effect they may have on us or our competitors, and

•	Other matters.

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

•
Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Tremont Realty Advisors LLC, or our Manager, The RMR Group LLC, or RMR LLC, and others affiliated with them,

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control, and

•	Additional factors, including, but not limited to, those set forth in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
For example:

•	We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,

•
To make additional investments and continue to grow our business, we will need to obtain additional capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,

•
Our current cash distribution rate to common shareholders is $0.22 per share per quarter, or $0.88 per share per year. Our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings (Loss), the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease,

•	Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,

•
Our belief that there continues to be strong demand for alternative sources of CRE debt capital may not be correct; further, any demand that now exists could be reduced. Reduced demand for alternative sources of CRE debt capital would further increase competition for investments in the CRE debt market,

•	Contingencies related to loans that we may enter applications with borrowers for but have not closed may not be satisfied,

•
The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the assets that serve as the collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,

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

•
Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,

•
Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,

•	Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,

•
As of February 18, 2020, we closed two additional loans and we have fully invested the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advances to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,

•	Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,

•
We believe that the market price for our common shares may need to increase to approximately book value for us to practically access additional capital in the public market. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. However, we are not prohibited from selling our common shares at less than book value and could do so if we determined it to be in our interests,

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
The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

TREMONT MORTGAGE TRUST
2019 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values of up to $75.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
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
In May 2019, we completed an underwritten public offering, or the Offering. In the Offering, we issued and sold 5,000,000 of our common shares at a price of $5.65 per share for total net proceeds of $26.1 million, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14.2 million balance then outstanding under our former credit agreement with our Manager as lender, or the RMR Credit Agreement, and to reduce amounts outstanding under our master repurchase facility, or our Master Repurchase Facility, with Citibank, N.A., or Citibank, by approximately $11.9 million.
As of February 18, 2020, our investable cash was fully utilized. Our common shares are currently trading significantly below book value. We believe that the market price of our common shares may need to increase to approximately book value in order for us to practically access additional capital in the public market or otherwise. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. Until we are able to obtain additional capital in order to make additional investments, our focus will be on asset managing our existing loan portfolio.
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
Our Manager. Our Manager is an investment adviser registered with the Securities and Exchange Commission, or SEC, that is owned by The RMR Group LLC, or RMR LLC, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol ‘‘RMR’’. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
Our Manager also advises a newly formed private debt fund known as Centre Street Finance LLC, or CSF, which is a wholly owned subsidiary of ABP Trust, the controlling shareholder of RMR Inc. CSF’s business strategy is similar to ours, targeting first mortgage whole loans secured by middle market and transitional CRE. We believe that our Manager’s relationship with CSF may benefit us in the future as it enables our Manager to remain active in our industry, including by continuing to build and to maintain a pipeline of potential investments that we will be able to take advantage of when and if we obtain additional capital.
In addition, an affiliate of our Manager, RMR Advisors LLC, currently provides management services to the RMR Real Estate Income Fund, or RIF. In December 2019, RIF filed a preliminary proxy statement with the SEC to hold a special meeting of shareholders to vote to change its investment focus to originating and investing in first mortgage whole loans generally of $50.0 million or less secured by middle market and transitional CRE. This change is subject to conditions; including the approval of RIF's shareholders. We believe this potential conversion demonstrates RMR Inc.’s belief in middle market and transitional CRE debt opportunities. For further information about these and other such relationships and related person transactions, see "Risk Factors—Risks Relating to our Manager and its Affiliates" and Notes 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Business Strategy. We believe that having a business strategy which focuses on originating and investing in first mortgage whole loans secured by middle market and transitional CRE provides us with an opportunity to achieve higher returns relative to first mortgage whole loans secured by properties that have values of greater than $75.0 million or stabilized properties.
There continues to be strong demand for alternative sources of CRE debt capita and alternative lenders, like us, have gained considerable market share. According to Real Capital Analytics (market data and/or forecasts obtained from Real Capital Analytics are ©2019 Real Capital Analytics, Inc. all rights reserved), now comprise approximately 12.6% of the overall CRE debt market (compared to 10.3% in 2015). Alternative lenders operate with fewer regulatory constraints than traditional CRE debt providers. This flexibility has allowed alternative CRE lenders to create customized loan structures tailored to borrowers’ specific business plans for the underlying collateral properties. For example, the reduction of the credit spreads charged in addition to LIBOR seen in 2019 as a result of increased competition among alternative CRE lenders may have resulted in some lenders to consider construction lending and higher loan to value ratio, or LTV, loans in order to satisfy investor’s return expectations. Credit spread compression in 2019 has also allowed alternative CRE lenders to seize on the opportunity to provide capital for the refinancing of higher priced bridge loans where business plans are near or at completion and borrowers seek lower overall cost of capital while maintaining the flexibility not offered by traditional commercial mortgage-backed securities, or CMBS, or permanent financing sources.
The decrease in traditional CRE debt providers as a result of added regulation in response to the most recent financial crisis experienced in the United States was the primary catalyst for the initial growth of the alternative CRE lender segment; however, we believe that the willingness of the traditional debt capital providers to finance alternative CRE lenders will allow the alternative CRE lending segment to continue to grow. Rather than compete directly with alternative CRE lenders on transactions, more banks and insurance companies have shifted focus to providing credit to alternative CRE lenders in the form of warehouse lines of credit, senior participations and repurchase facilities. In addition, the continued growth and maturation of the CRE collateralized loan obligation, or CLO, market has provided even more liquidity to the sector which has allowed alternative CRE lenders to offer solutions for a wider array of circumstances.
Capital for private CRE debt funds continues to be raised and there continues to be new entrants to the market; however, the pace of new entrants has declined. The largest, most established alternative CRE debt providers continue to compete for loans greater than $50.0 million. In addition to reduced credit spreads, the competition to lend to the highest quality borrowers in top tier markets has at times resulted in more borrower-friendly loan covenants and overall deal terms. Like the debt capital markets, there continues to be a great deal of competition amongst equity investors for the acquisition of larger CRE assets valued at $75.0 million or greater, as the amount of capital for private equity real estate funds continues to grow. We believe that in order to achieve targeted returns for investors, these private equity funds will continue to take advantage of higher returns found in middle market real estate assets. In fact according to Real Capital Analysis, approximately 80% of all sales transactions are for property values between $15.0 million and $75.0 million. We believe that we are well positioned to lend to these private equity sponsors of CRE transactions seeking loans in the $10.0 to $50.0 million range.
Our business strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot be sure that our business strategies will be successful.
Our Investment and Leverage Strategies. Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns on our investments. To this end, the first mortgage whole loans that we target for origination and investment generally have the following characteristics:

•	principal balances of less than $50.0 million;

•	stabilized LTV ratios of 75% or less;

•	terms of five years or less;

•	floating interest rates tied to LIBOR, with premiums of 300 to 400 basis points over LIBOR;

•	limited recourse to sponsors and secured by middle market and transitional CRE across the United States; and

•	equity owned by well capitalized sponsors with experience in the relevant real estate property type.

We believe that our investment strategy will be successful in the current market environment. However, to capitalize on investment opportunities at different times in the economic and CRE investment cycle, we may change our investment strategy. We believe that the flexibility of our investment strategy and the experience and resources of our Manager will allow us to take advantage of changing market conditions to preserve capital and generate attractive risk adjusted returns on our investments.
In order to seek to increase the returns on our investments, we plan to employ both direct and structural leverage on our first mortgage whole loans which generally will not exceed, on a debt to equity basis, a ratio of three to one. Structural leverage may also involve the sale of senior interests in first mortgage whole loans, such as A-Notes, to third parties and our retention of B-Notes and other subordinated interests in our first mortgage whole loans.
As of December 31, 2019, we had established a portfolio of 12 loans held for investment with a total commitment of approximately $260.2 million, of which $17.3 million remained unfunded. For further information regarding our loans held for investment, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
LIBOR is currently expected to be phased out in 2021. We do not know what standard, if any, will replace LIBOR if it is phased out. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, we currently expect that the interest rates we pay under our Master Repurchase Facility and any other then existing debt financing arrangements would be similarly revised as provided under the agreement or amended as necessary for that same purpose.
Our investment and leverage strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval. We cannot be sure that our investment and leverage strategies will be successful.
Our Financing Policies. To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to fund our loan originations or investments or to repay our debts. Instead, we expect to fund our loan originations or investments and to repay our debts by utilizing our Master Repurchase Facility or other future financing arrangements, issuing debt or equity securities or using retained cash from operations that may exceed any distributions we make. We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital depends, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
We funded our loan originations to date, using cash on hand, advancements under our Master Repurchase Facility, borrowings under our former term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable and advancements under the former RMR Credit Agreement. For further information regarding our debt agreements, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Competition. The financial services industry and CRE markets are highly competitive. We compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, including funds or investors that our Manager, RMR LLC or their affiliates may sponsor, advise or manage, commercial finance and insurance companies and other financial institutions. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act.
For additional information about competition and other risks associated with our business, see “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms and could also affect the pricing of these investment opportunities” in this Annual Report on Form 10-K.

Our Manager and RMR LLC. Our Manager is an SEC registered investment adviser that is owned by RMR LLC, the majority owned operating subsidiary of RMR Inc., a holding company listed on Nasdaq, under the symbol ‘‘RMR’’.
In 2016, RMR LLC acquired substantially all of the business of Tremont Realty Capital, LLC and its affiliates, a business that was based in Boston, MA and specialized in middle market CRE finance. In connection with this acquisition, a number of real estate finance professionals with significant CRE credit and capital markets experience, including loan originators in offices across the United States, most of whom had worked together since the historical Tremont business was founded in 2000 joined RMR. Prior to the RMR acquisition, the Tremont business had originated for its clients over 430 real estate financing transactions totaling approximately $4.5 billion, primarily composed of middle market CRE loans, secured by properties located across the United States.
Substantially all of RMR Inc.'s business is conducted by its majority owned operating subsidiary, RMR LLC, which is an alternative asset management company that was founded in 1986 to manage investments in real estate and real estate related businesses.
Most of the CRE assets under management by RMR Inc. are middle market properties owned by four publicly traded equity REITs that are managed by RMR LLC: Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, a REIT that owns a diverse portfolio of hotels and net lease service and necessity-based retail properties, Industrial Logistics Properties Trust, or ILPT, a REIT that owns industrial and logistics properties, Office Properties Income Trust, or OPI, a REIT that owns properties primarily leased to single tenants and those with high credit quality characteristics such as government entities, and Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, a REIT that owns high-quality, private-pay healthcare properties like medical office and life science properties, senior living communities and wellness centers. RMR LLC also provides management services to Five Star Senior Living Inc., or FVE, a publicly traded operator of senior living communities, Sonesta International Hotels Corporation, a privately owned operator and franchisor of hotels and cruise boats, and TravelCenters of America Inc., or TA, a publicly traded operator and franchisor of travel centers along the U.S. Interstate Highway System, standalone truck service facilities and restaurants. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American LLC, which invests in publicly traded securities of real estate companies that are not managed by RMR LLC. RMR LLC also manages the RMR Office Property Fund LP, a private, open end core plus fund focused on the acquisition, ownership and leasing of a diverse portfolio of multi-tenant office properties throughout the United States.
As of December 31, 2019, RMR Inc. had $32.2 billion of real estate assets under management and the combined RMR Inc. managed companies had approximately $12.0 billion of annual revenues, over 2,100 properties and nearly 50,000 employees. In addition, RMR LLC on behalf of its managed companies, manages significant capital expenditure budgets for building improvements and property redevelopment, which experience enhances our Manager's ability to evaluate business plans for transitional real estate owned by our borrowers. As of December 31, 2019, RMR LLC employed more than 600 real estate professionals located in more than 30 offices across the United States, and RMR LLC provided management services to CRE business operations located across the United States.
We believe that our Manager’s relationship with RMR LLC provides us with a depth of market knowledge that may allow us to identify high quality investment opportunities and to evaluate them more thoroughly than many of our competitors, including other commercial mortgage REITs. We also believe that RMR LLC’s broad platform provides us with access to RMR LLC’s extensive network of real estate owners, operators, intermediaries, sponsors, financial institutions and other real estate related professionals and businesses with which RMR LLC has historical relationships. We also believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Mr. Portnoy is one of our Managing Trustees. Mr. Blackman is our other Managing Trustee and our President and Chief Executive Officer. G. Douglas Lanois, our Chief Financial Officer and Treasurer, is a Senior Vice President of RMR LLC. Mr. Blackman and other officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees. We have no employees. All services which would otherwise be provided to us by employees are provided to, or arranged by, us by our Manager, which is a subsidiary of RMR LLC. As of December 31, 2019, RMR LLC had more than 600 full time employees, including our Manager’s employees, in its headquarters and regional offices located throughout the United States.
Government Regulation. Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (a) regulate credit granting activities; (b) establish maximum interest rates, finance charges and other charges; (c) require disclosures to customers; (d) govern secured transactions; (e) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (f) govern privacy of customer information; and (g) regulate anti-terror and anti-money laundering activities.
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
Internet Website. Our internet website address is www.trmtreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Tremont Mortgage Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@trmtreit.com. Our website address and the website address of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2017 through 2019 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

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

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);

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
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property (generally including CMBS), amounts (other than amounts the determination of which depends in whole or in part on the income or profits of any person) received or accrued as consideration for entering into agreements (i) to make loans secured by mortgages on real property or on interests in real property or (ii) to purchase or lease real property (including interests in real property and interests in mortgages on real property), income derived from a REMIC in proportion to the real estate assets held by the REMIC (unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC), income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
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
We may invest in CMBS or specified securities backed by mortgages and issued by government sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank (such government issued securities, “agency securities”) that are either pass-through certificates or collateralized mortgage obligations. We expect that the CMBS and agency securities will be treated either as interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from our CMBS and agency securities will be qualifying income for the 95% gross income test. In some circumstances, payments we receive with respect to CMBS that we own may be made by affiliated entities pursuant to credit enhancement provided by those entities. We believe that any such payments constituting gross income to us will be qualifying income for purposes of both the 75% and 95% gross income tests, but we cannot be sure that the IRS will agree with that characterization of such payments. In the case of CMBS treated as interests in grantor trusts, we will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans will be qualifying income for purposes of the 75% gross income test to the extent that such loans are secured by real property or interests in real property, as discussed above. In the case of CMBS or agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be qualifying income for purposes of both the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC regular interests are benefited by interest swap or cap contracts or other derivative instruments that could produce some nonqualifying income for the holder of the REMIC regular interests. Although we cannot be sure, we expect that our income from mortgage related securities will generally be qualifying income for purposes of both the 75% and 95% gross income tests.
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
Following a foreclosure, we will generate income that satisfies the 75% and 95% gross income tests if existing tenants at the real property or new tenants that we place at the property begin paying us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property.” Such qualifying rents will not be subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property,” we may find it useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. To the extent possible, our goal would be to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that our Manager, through RMR , is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.
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
For purposes of the 75% and 95% gross income tests, all income from the property will be qualifying income as long as the property qualifies as foreclosure property. In particular, any gain from the sale of the foreclosure property will be qualifying income for purposes of the 75% and 95% gross income tests and will be exempt from the 100% tax on gains from prohibited transactions described below under “—Prohibited Transactions.” But, in exchange for these benefits, any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property,” which is our goal described above, then that rental income is not subject to the foreclosure property income tax.

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
Prohibited Transactions. Other than sales of foreclosure property, any gain that we realize on the sale of property (including a deemed sale that occurs as a result of a “significant modification” of a debt investment) held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
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
Pursuant to our Master Repurchase Facility, we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are subject to our Master Repurchase Facility, notwithstanding that we may transfer record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.
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
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six-month periods described above.
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
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.
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

As a result of all these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, we may have substantial taxable income in excess of cash available for distribution. In that event, we may find it necessary or desirable to arrange for a taxable distribution paid in a mix of cash and our shares or to arrange for additional capital to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount was distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

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
If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income) so that the designations will be proportionate among all outstanding classes of our shares.
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-

U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the value of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
RISKS RELATED TO OUR BUSINESS
We have limited capital to invest, and we may not obtain additional capital sufficient to enable us to grow our loan portfolio or to make or sustain distributions to our shareholders.

Our capital resources are limited and we may not have sufficient capital to acquire investments that we determine are attractive. This could limit our ability to grow our loan portfolio, including by pursuing opportunities that may from time to time be available in our loan origination pipeline, and adversely affect our ability to make or sustain our distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to access additional capital. We cannot be sure that we will have access to such debt or equity capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to make or sustain our distributions to our shareholders.

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
The lack of liquidity of certain of our investments may make it difficult for us to sell such investments if the need or desire arises. Certain investments such as mortgages, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after we have made them as a result of delinquencies or defaults, turbulent market conditions or the unavailability to borrowers of refinancing capital, which may make it more difficult for us to dispose of such investments at advantageous prices or in a timely manner. Moreover, the loans and securities we invest in are not registered under relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our investments are or are expected to be illiquid, and if we are required to liquidate all or a portion of our loan portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to adjust our loan portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our financial condition and results of operations.
The limited number of investments within our loan portfolio may subject us to losses.
As of December 31, 2019, we had a portfolio of 12 investments. A consequence of this limited number of investments is that the aggregate returns we realize may be adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds in a manner that provides us with comparable returns.
Loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties.
We originate transitional bridge loans to borrowers who are seeking shorter term capital to be used in acquisitions, construction or repositioning of properties. In a typical transitional loan, the borrower has usually identified a property that the borrower believes has been under-managed, is located in a recovering market or requires renovation. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns, construction risks and noncompletion risks, among others. Estimates of the costs of property improvements may be inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If the borrower fails to improve the quality of the property’s management or the market in which the property is located fails to improve as expected, or the renovation is not completed in a timely manner or such costs are more than expected, then the borrower may not generate sufficient cash flow to make payments on or refinance the transitional loan, and we may not recover some or all of our investment.
In addition, borrowers often use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of the borrowers' inability to obtain financing to repay the loan. Losses we suffer with respect to our transitional loans could be material.
Our Manager's diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.
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
The prepayment rates at which our borrowers prepay our investments, where contractually permitted, will be influenced by changes in current interest rates, significant changes in the performance of underlying real estate assets and a variety of economic and other factors beyond our control. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods are likely to be reinvested by us in comparable assets at reduced yields. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. We may invest in loans and other assets secured or supported by transitional real estate assets; significant improvement in the performance of such assets may result in prepayments as other financing alternatives become available to the borrower. In addition, it may take an extended period for us to reinvest any repayments we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. We expect to be entitled to fees upon the prepayment of our investments, although we cannot be sure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income will be reduced, which will have a negative impact on our ability to make or sustain distributions to our shareholders.
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
The CRE loans and other CRE related investments that we originate or acquire are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
CRE loans and other CRE related investments that we originate or acquire are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

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
The CRE loans and other CRE related investments that we originate and acquire expose us to risks associated with real estate investments generally.
In addition to the other risks discussed herein, the CRE loans and other CRE related investments that we originate and acquire expose us to risks associated with real estate investment, generally, including:

•	economic and market fluctuations;

•	political instability or changes;

•	changes in environmental, zoning and other laws;

•	casualty or condemnation losses;

•	regulatory limitations on rents;

•	decreases in property values;

•	changes in the appeal of properties to tenants;

•	changes in supply and demand for CRE properties and debt resulting from the recent growth in CRE debt funds or otherwise;

•	changes in valuation of collateral underlying CRE properties and CRE loans, resulting from inherently subjective and uncertain valuations;

•	energy supply shortages;

•	various uninsured or uninsurable risks;

•	natural disasters;

•	changes in government regulations, such as rent control;

•	changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable;

•	increases in mortgage defaults;

•	increases in borrowing rates; and

•	negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See "Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements" in this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

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

Subordinated and mezzanine loans involve greater risks of loss than first mortgage whole loans.
We may originate or acquire subordinated and mezzanine loans, which are loans secured by junior mortgages on the underlying collateral property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests in the entity that owns the interest in the entity owning the property. Subordinated loans have less priority and rights than senior or first mortgages. Mezzanine loans secured by a pledge of ownership interests in an entity are by their nature structurally subordinated to financings that are secured directly by the collateral property. Subordinated and mezzanine loans involve a higher degree of risk than first mortgage whole loans because they rank behind senior loans and may become unsecured as a result of foreclosure by senior lenders. In the event of a bankruptcy of an entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If borrowers default on our subordinated loans, mezzanine loans or debt senior to our loans, or in the event of borrowers’ bankruptcies, our subordinated loans and mezzanine loans will be satisfied only after the senior debts, and we may not recover some or all of our subordinated loans and mezzanine investments. In addition, subordinated loans and mezzanine loans may have higher LTV ratios than other CRE mortgage loans, resulting in less equity in the collateral properties and increasing the risk of loss of principal. Losses we suffer with respect to our subordinated loans and mezzanine loans could be material.
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
Changes in market interest rates may significantly reduce our revenues or impede our growth.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the near future. If market interest rates increase, those increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our Master Repurchase Facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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
Insurance may not adequately cover losses and the cost of obtaining such insurance may continue to increase.
Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be uninsurable or not commercially insurable or may be covered by insurance policies with limitations such as large deductibles or co-payments that property owners may not be able to pay. Recently, the costs of such insurance have increased, and these increased costs could reduce the ability of borrowers to satisfy their obligations to us. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to our collateral properties may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us. Further, there is no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and certain insurance coverage may be discontinued on some or all of our collateral properties in the future if the cost of premiums for any of these policies exceeds the value of the coverage. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our collateral properties or decrease the scope of insurance coverage, either of which could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.
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

Our existing investments require the borrowers to pay us interest at floating rates based upon LIBOR. We expect that future debt investments we make will similarly provide for interest to be paid to us at floating rates based upon LIBOR. In addition, our Master Repurchase Agreement requires us to pay interest on amounts we borrow under those agreements at floating rates based upon LIBOR. Future debt financing arrangements that we may enter may also require interest based upon LIBOR. LIBOR is currently expected to be phased out in 2021. Our loan agreements with our borrowers generally provide that if LIBOR is not able to be determined, interest will be calculated using a floating base rate equal to the greater of the Federal Funds Rate plus 50 basis points or the Prime Rate. Further, we may negotiate with our borrowers new interest rate indices and other provisions to maintain the intent of the original loan arrangements.  We currently expect that the determination of interest under our loan agreements with our borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, our Master Repurchase Facility provides that the interest rate will be based on federal funds rate plus an applicable spread. Similar to our loan agreements with our borrowers, we currently expect that the determination of interest under our Master Repurchase Agreement would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. We also currently expect that the determination of interest under any other then existing debt financing arrangements would be similarly revised or amended as necessary for this same purpose. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned. If the determination of interest does not, or if we cannot forecast with sufficient confidence that it will, approximate the current calculation in accordance with LIBOR, we may incur additional costs, our investment income, net of interest expense, may decline, we may lose investment opportunities or make unsuccessful investments due to not being able to accurately price our proposed investments and our cash flows may be negatively impacted.

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
The CMBS market may be significantly affected by current or future regulation. The risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which generally require a sponsor of a CMBS transaction to retain, directly or indirectly, at least 5% of the credit risk of the securitized assets collateralizing the CMBS, went into effect in

December 2016. It is unclear as to how these requirements will be interpreted and implemented and what their implementation will mean in practice and what their impact may be.
RISKS RELATED TO OUR COMPANY
We have a limited operating history and have made a limited number of target investments to date.
We were organized in June 2017; we have a limited operating history and have made a limited number of target investments to date. Our ability to achieve our investment objectives depends on our ability to make investments that generate attractive, risk adjusted returns, as well as on our access to financing on terms that permit us to realize net interest income from our investments. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. We cannot be sure that we will be successful in obtaining additional capital to enable us to make new investments, that any investments we have made or may make will satisfy our targeted rate of return or other investment objectives, or that we will be able to successfully operate our business, or implement our operating policies and investment strategies. If we fail to make additional investments within a reasonable time or on acceptable terms, such failure may have a material adverse effect on our business, financial condition, results of operations, ability to maintain our qualification for taxation as a REIT under the IRC, and ability to make or sustain distributions to our shareholders, and could cause the value of our securities to decline.
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
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us. We believe this regulatory difference may create opportunities for us to successfully grow our business. However, recent and possible future changes in financial regulations and enforcement under the current U.S. presidential administration could decrease the current restrictions on banks and other financial institutions, which may allow them to compete more effectively with us for investment opportunities.
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
Our Manager and RMR LLC rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and investment data. If RMR LLC or our Manager experiences material security or other failures, inadequacies or interruptions of their information technology, they could incur material costs and losses, and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our Manager or us. RMR LLC and our Manager rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential borrower and vendor information, such as personally identifiable information related to their employees, guarantors, tenants and others and information regarding their and our financial accounts. RMR LLC and our Manager take various actions, and incur significant costs, to maintain and protect the operation and security of their information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
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
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
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
We could be an emerging growth company for up to five years following the completion of our IPO in September 2017, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our common shares held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three year period. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our per share trading price may be adversely affected and more volatile.
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
As of February 18, 2020, our investable cash was fully utilized, and $195.1 million of the $213.5 million currently available under our Master Repurchase Facility had been advanced. If we do not access additional capital, our future investable cash may be limited to proceeds we receive from repayments of our loan investments from borrowers or from other investments we may make. Therefore, in order to grow our business, we may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on debt financings which may require us to use a large portion of our cash flow from operations to fund our debt service obligations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such debt or equity capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to make or sustain our distributions to our shareholders.

If the market value of our common shares declines, our cost of equity capital will increase, and we may not be able to raise equity capital by issuing additional equity securities.
We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.
Subject to market conditions and availability, we may incur significant debt through our Master Repurchase Facility or other repurchase or credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances or otherwise. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including our Master Repurchase Agreement, which would likely result in (a) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow unused or undrawn amounts under our Master Repurchase Facility or our other financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (c) the loss of some or all of our assets to foreclosures or forced sales;

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
We generally intend to structure our debt leverage so that we minimize the difference between the term of our investments and the term of the leverage we use to finance them; however, we may not succeed in doing so. In the event that our leverage is for a shorter term than our investments, we may not be able to extend or find appropriate replacement leverage, which could require us to sell certain investments before we otherwise might. In the event that our leverage is for a longer term than our investments, we may not be able to replace our investments as they mature with new investments or at all, which could negatively impact our earnings.
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

A failure to comply with restrictive covenants in our Master Repurchase Agreement or our other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in our Master Repurchase Agreement and we may be subject to additional covenants in connection with future financing arrangements. Our Master Repurchase Agreement requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to tangible net worth and a minimum interest coverage ratio. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral. We may also be subject to cross default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral or foreclosure upon default. These covenants and restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our qualification for taxation as a REIT under the IRC.

Our Master Repurchase Agreement requires, and the agreements governing any additional repurchase facilities or bank credit facilities that we may enter will likely require us to provide additional collateral or pay down debt.
Repurchase facilities such as our Master Repurchase Facility, bank credit facilities (including term loans and revolving facilities) or other repurchase facilities we may enter to finance some of our investments, may involve the risk that the value of the loans sold by us or pledged to the provider of the repurchase agreement or bank credit facility may decline, and, in such circumstances, likely would require us to provide additional collateral or to repay all or a portion of the funds advanced. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet our lender's requirements, the lender might accelerate our indebtedness, increase the interest rate on advanced funds or terminate our ability to borrow additional funds, which could materially and adversely affect our financial condition and ability to implement our investment strategy. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.
Any default in a repurchase agreement will likely cause us to experience a loss.
If any counterparty to a repurchase transaction under our Master Repurchase Facility or the counterparty to any other repurchase financing arrangement we may enter defaults on its obligation to resell the underlying asset back to us at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under such repurchase agreement, we will likely incur a loss on such repurchase transactions.
Any warehouse facilities that we enter may limit our ability to originate or acquire assets and we may incur losses if the collateral is liquidated.
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

RISKS RELATED TO OUR MANAGER AND ITS AFFILIATES
We are dependent on our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated.
We do not have an office separate from our Manager and do not have any employees. Our executive officers also serve as officers of our Manager and its affiliates, including RMR LLC. Our Manager itself has limited resources and is dependent upon facilities and services available to our Manager under its shared services agreement with RMR LLC. Our Manager is not obligated to dedicate any specific personnel exclusively to us, and RMR LLC is not obligated to dedicate any specific personnel to our Manager for services for us or otherwise. Our officers are not obligated to dedicate any specific portion of their time to our business. Several of our officers have significant responsibilities for RMR LLC managed companies. As a result, these individuals may not always be able to devote sufficient time to the management of our business, and we may not receive the level of support and assistance that we would receive if we were internally managed or if we had different management arrangements. In addition, the initial term of our management agreement extends only until December 31, 2020. If our management agreement or our Manager’s shared services agreement with RMR LLC is terminated and no suitable replacements are found, we may not be able to continue in business.
Our Manager has broad discretion in operating our day-to-day business.
Our Manager is authorized to follow broad operating and investment guidelines and, therefore, has broad discretion in implementing our business plan and day-to-day activities. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities, investments and financing arrangements, but it does not review or approve each decision made by our Manager on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by our Manager. Our Manager may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that result in losses.
Our management structure and agreements and relationships with our Manager and RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
We are subject to conflicts of interest arising out of our relationship with our Manager, RMR LLC, their affiliates and entities to which they provide management services. Our Manager is a subsidiary of RMR LLC, which is a majority-owned operating subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and a director of our Manager. He is also a managing director or managing trustee of all the other public companies to which RMR LLC or its subsidiaries provide management services, including us.
David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, is a director, president and chief executive officer of our Manager, an officer and employee of RMR LLC and a managing trustee of OPI. Our Chief Financial Officer and Treasurer, Douglas G. Lanois, is also an officer and employee of our Manager and RMR LLC. Messrs. Blackman and Lanois have duties to RMR LLC and our Manager, and Mr. Blackman has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. In addition, our Manager currently manages CSF, another entity which is a wholly owned subsidiary of ABP Trust and which actively invests or seeks to invest primarily in first mortgage whole loans secured by middle market and transitional CRE located in the United States and has discussions with other investors from time to time about originating and managing real estate mortgage investments for them, and may undertake such activities. In addition, RIF, an entity managed by RMR Advisors LLC, which is a wholly owned subsidiary of RMR LLC, is currently proposing to change its investment focus to originating and investing in first mortgage whole loans generally of $50.0 million or less secured by middle market and transitional CRE. Also, our Manager and certain of its affiliates regularly provide mortgage brokerage services, originating and arranging CRE loans between borrowers and other lenders. In addition, our Manager, RMR LLC and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments like the investments we intend to make, and including entities in which our Manager, its affiliates or personnel may have a controlling, sole or substantial economic interest. As a result, conflicts of interests may exist with respect to the allocation of investment opportunities. In our management agreement, we specifically acknowledge these conflicts of interest and agree that our

Manager, RMR LLC and their subsidiaries may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to RMR LLC and its other clients, including clients in which our Manager, its affiliates or their personnel may have a controlling, substantial economic or other interest. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by our Manager, RMR LLC or their subsidiaries. In addition to the fees payable to our Manager under our management agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we securitize some of our CRE loans, our Manager or its affiliates may act as the collateral manager for such securitizations. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
In addition, we may in the future enter into additional transactions with our Manager, RMR LLC, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by our Manager, RMR LLC and their subsidiaries or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2019, Adam Portnoy beneficially owned, in aggregate, approximately 35.3% (6.3% as of January 1, 2020) of FVE’s outstanding common stock (including through ABP Trust), 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 2.3% of RIF’s, outstanding common shares, 1.1% of DHC’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 19.4% of our outstanding common shares (including through our Manager) and 4.0% of TA’s outstanding common shares (including through RMR LLC). Additionally, ABP Trust, through CSF, a subsidiary that it currently wholly owns, expects to begin investing in mortgage origination opportunities similar to those we intend to pursue. Our executive officers may also own equity investments in other companies to which our Manager, RMR LLC or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We cannot be sure that our Code of Conduct, our Governance Guidelines, our investment allocation policy or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation and business and the market price of our common shares and other securities.
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
While our Manager has waived any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 through June 30, 2020, after that period we will pay our Manager base management fees regardless of the performance of our loan portfolio. Our Manager’s entitlement to a base management fee that is not based upon our performance or results might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, our Manager may be incentivized to advance strategies that increase our equity. Our increasing our equity capital by selling common shares will usually be dilutive to existing shareholders and may not improve returns for our shareholders or the market price of our common shares. In addition, although our Manager has agreed that no incentive fee would be paid or payable by us for the 2018 or 2019 calendar years, in future years our Manager may earn incentive fees each quarter based on our Core Earnings, which generally stated, are our earnings in a specified period in excess of a specified return. This may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell an asset prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which our Manager is entitled. This incentive fee formula may encourage our Manager to recommend investments or take other actions which cause us losses. In addition, we are required to pay or to reimburse our Manager for all costs and expenses of our operations (other than the costs of our manager’s employees who provide services to us), including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We are also obligated to pay our pro rata share of RMR LLC’s costs for providing our internal audit function. Our obligation to reimburse our Manager for certain shared services costs may reduce our Manager’s incentive to efficiently manage those costs, which may increase our costs.
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
Our Manager owns approximately 19.4% of our common shares outstanding. If our Manager maintains a significant ownership stake in us, our Manager may have significant influence over the composition of our Board of Trustees and other matters involving a shareholder vote. A significant ownership stake in us by our Manager may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common shares might otherwise receive a premium for your common shares over the then current market price. In addition, if our Manager retains an ownership stake in us above 9.8%, then our Board of Trustees in the future may determine that it is appropriate to reduce the ownership limit applicable to ownership of our common shares by others to below 9.8% in order to assist us in qualifying for taxation as a REIT. Under such circumstances, it is possible that certain purchasers, acquirors or other holders of our common shares may have some of their common shares transferred to a charitable trust even if they owned less than 9.8% of our outstanding common shares.

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
In recognition of the fact that our Trustees and officers and our Manager, its affiliates and their respective directors, trustees, officers, agents and employees may engage in other activities or lines of business similar to those in which we engage, our declaration of trust and management agreement provide that if such a person acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law (a) no such person is required to present, communicate or offer any business opportunity to us or any subsidiaries and (b) such persons, on their own behalf and on behalf of our Manager, any affiliate of such person or our Manager and any other person to which such person, RMR LLC or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our declaration of trust and management agreement permit our Trustees and officers and our Manager and its affiliates, including RMR LLC, to engage in activities that compete with us.

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

Our current quarterly distribution is $0.22 per common share ($0.88 per common share per year). Although our Core Earnings for the year ended December 31, 2019 exceeded the amount of distributions we made during the same period, we currently expect that our current distribution rate will exceed our Core Earnings in future periods. Accordingly if we are unable to increase our Core Earnings, we may have to fund distributions from other sources (such as from selling certain of our assets) or reduce, or eliminate, our distributions. We cannot be sure that we will be able to make or sustain distributions to our shareholders at any time in the future, that the level of any distributions we do make to our shareholders will achieve a market yield relative to the value of our common shares, or that we will be able to increase or even maintain our distribution level over time.
We may use future debt leverage to pay distributions to our shareholders.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage or from sales of our assets. The use of borrowings or sale proceeds for distributions may dilute our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in our common shares.
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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the near future. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
If we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
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
Our declaration of trust requires us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former Trustee or officer of us or serving in such other capacities. However, except with respect to proceedings to enforce rights to indemnification, we are required to indemnify any such person in connection with a proceeding initiated by such person against us only if such proceeding was authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. We are parties to indemnification agreements with our Trustees and officers providing for procedures for indemnification by us and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us, in each case, to the maximum extent permitted by Maryland law.
As a result, we and our shareholders have more limited rights to recover money damages from our Trustees and officers than might otherwise exist absent these provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

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
We expect that we and certain subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exemption generally requires that at least 55% of our or our applicable subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of our or each of our applicable subsidiaries’ portfolios must be comprised of qualifying real estate assets and real estate related assets under the Investment Company Act. To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the Investment Company Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate related assets. However, the SEC’s guidance is more than 25 years old and was issued in accordance with factual situations that may be different from ours. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exemption from registration under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
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
We determine whether an entity is one of our majority owned subsidiaries. The Investment Company Act defines a majority owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own a majority of the outstanding voting securities as majority owned subsidiaries for purposes of the 40% test described above. We have not requested the SEC to approve our treatment of any company as a majority owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority owned subsidiaries, we might need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

REIT distribution requirements could adversely affect us and our shareholders.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
Some leading market indexes exclude companies whose dividends to shareholders constitute UBTI. For purposes of the IRC, shareholder dividends attributable to a REIT’s “excess inclusion income” are treated as UBTI to specified investors, and thus REITs that generate excess inclusion income are generally not eligible for inclusion in these market indexes. Furthermore, REIT dividends attributable to excess inclusion income cause both the REIT and its shareholders to experience a range of disruptive and adverse U.S. federal income tax consequences, including the recognition of UBTI by specified tax-exempt shareholders, the unavailability of treaty benefits to non-U.S. shareholders and the unavailability of net operating losses to offset such income with respect to U.S. taxable shareholders. We do not intend to acquire assets or enter into financing or other arrangements that will produce excess inclusion income for our shareholders. As a result, we may forgo investment or financing opportunities that we would otherwise have considered attractive or implement these arrangements through a TRS, which would increase the cost of these activities because TRSs are subject to federal income tax. Furthermore, our analysis regarding our investments’ or activities’ potential for generating excess inclusion income could be subject to challenge or we could affirmatively modify our position regarding the generation of excess inclusion income in the future. In either case, our shareholders could suffer adverse tax consequences through the recognition of UBTI or the other adverse consequences that flow from excess inclusion income. Furthermore, in such an event, our shares could become ineligible for inclusion in those market indexes that exclude UBTI-generating stock, which could adversely affect demand for our shares and their market price.
The tax on prohibited transactions limits our ability to engage in transactions, including some methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our principal executive and administrative offices which are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. We do not own any real property.
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
As of February 14, 2020, there were 49 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Our current cash distribution rate to common shareholders is $0.22 per share per quarter, or $0.88 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings (Loss), the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2019.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2019	447	$4.94	—	$—
Total	447	$4.94	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of an officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $75,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
Our Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	December 31, 2019	December 31, 2018
Shareholders' equity	$86,221	$59,668
Total outstanding common shares	8,240	3,179
Book value per common share	$10.46	$18.77

Our Loan Portfolio
As of December 31, 2019, our loan portfolio consisted of 12 first mortgage whole loans with an aggregate carrying value of $242,078. Based on our internal risk rating policy, 11 of these loans with an aggregate carrying value of $217,616 were assigned a "3" acceptable risk rating and one of these loans with a carrying value of $24,462 was assigned a "2" average risk rating. We did not have any impaired loans, non-accrual loans or loans in maturity default as of December 31, 2019; thus, we did not record a reserve for loan loss. For further information regarding the risk rating system that we use in evaluating our loans held for investment, see Notes 2 and 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The table below details overall statistics for our loan portfolio as of:

	December 31, 2019	December 31, 2018
Number of loans	12	7
Total loan commitment	$260,167	$154,802
Unfunded loan commitments (1)	$17,268	$17,673
Principal balance	$242,899	$137,129
Unamortized net deferred origination fees	$(821)	$(1,285)
Carrying value	$242,078	$135,844
Weighted average coupon rate	5.76%	6.14%
Weighted average all in yield (2)	6.41%	6.82%
Weighted average maximum maturity (years) (3)	3.6	4.7
Weighted average LTV	70%	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
Loan Portfolio Details
The table below provides details of our loan portfolio as of December 31, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Coppell, TX	Retail	2/5/2019	$22,915	$21,954	L + 3.50%	L + 4.25%	2/5/2021	73%	3
Houston, TX	Multifamily	5/10/2019	28,000	27,475	L + 3.50%	L + 4.37%	11/10/2022	56%	3
Paradise Valley, AZ	Retail	11/30/2018	12,790	9,022	L + 4.25%	L + 5.81%	11/30/2022	48%	3
Metairie, LA	Office	4/11/2018	18,102	17,030	L + 5.00%	L + 5.65%	4/11/2023	79%	3
Barrington, NJ	Industrial	5/6/2019	37,600	34,900	L + 3.50%	L + 4.05%	5/6/2023	79%	3
Houston, TX	Office	6/26/2018	15,200	13,719	L + 4.00%	L + 4.61%	6/26/2023	69%	3
St. Louis, MO	Office	12/19/2018	29,500	26,971	L + 3.25%	L + 3.75%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,218	L + 3.25%	L + 3.73%	12/21/2023	62%	3
Rochester, NY	Multifamily	1/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	1/22/2024	74%	2
Omaha, NE	Retail	6/14/2019	14,500	13,015	L + 3.65%	L + 4.05%	6/14/2024	77%	3
Yardley, PA	Office	12/19/2019	14,900	14,008	L + 3.75%	L + 4.48%	12/19/2024	75%	3
Orono, ME	Multifamily	12/20/2019	18,110	17,037	L + 3.25%	L + 3.89%	12/20/2024	72%	3
Total/weighted average			$260,167	$242,899	L + 3.59%	L + 4.24%		70%	3

The table below provides details of loans closed subsequent to December 31, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)
First mortgage whole loans
Allentown, PA	Industrial	01/24/2020	$14,000	$14,000	L + 3.50%	L + 4.02%	01/24/2025	67%
Dublin, OH	Office	02/18/2020	22,820	12,126	L + 3.75%	L + 5.67%	02/18/2023	33%
			$36,820	$26,126	L + 3.62%	L + 4.79%		51%

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

Financing Activities
On May 21, 2019, we issued and sold 5,000,000 of our common shares at a price of $5.65 per share in the Offering for total net proceeds of $26,074, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14,220 balance then outstanding under the RMR Credit Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. After repayment of the outstanding balance under the RMR Credit Agreement, the RMR Credit Agreement was terminated.
During the year ended December 31, 2019, we repaid the $31,690 outstanding principal balance, plus accrued interest under the TCB note payable and $22,412 of outstanding principal balances under our Master Repurchase Facility with the proceeds from the repayment of two of our loans held for investment by the borrowers during the year, and the TCB note payable was terminated in accordance with its terms.
The table below is an overview of our debt agreements that provided financing for our loans held for investment as of December 31, 2019 and December 31, 2018:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
December 31, 2019:
Master repurchase facility	11/06/2021	$165,536	$47,946	$213,482	$242,899
December 31, 2018:
Master repurchase facility	11/06/2021	$72,582	$62,418	$135,000	$97,516
Note payable	07/19/2021	$31,690	$600	$32,290	$39,613
The table below details our debt activities for the year ended December 31, 2019:

	Master Repurchase Agreement	Note Payable	RMR Credit Agreement	Total
Balance at December 31, 2018	$71,691	$31,485	$—	$103,176
Borrowings	127,266	—	14,220	141,486
Repayments	(34,312)	(31,690)	(14,220)	(80,222)
Deferred Fees	(354)	(5)	—	(359)
Amortization of Deferred Fees	403	210	—	613
Balance at December 31, 2019	$164,694	$—	$—	$164,694
As of December 31, 2019, outstanding borrowings under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 199 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
As of February 18, 2020, we closed two additional loans and we have fully invested the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advances to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.

Results of Operations (amounts in thousands, except per share data)
Year Ended December 31, 2019, Compared to Year Ended December 31, 2018:

	Year Ended December 31,
	2019	2018	Change	% Change
Income from Investments:
Interest income from investments	$15,475	$3,891	$11,584	N/M
Less: interest and related expenses	(7,047)	(1,491)	(5,556)	N/M
Income from investments, net	8,428	2,400	6,028	N/M

Other Expenses:
Management fees (1)	—	447	(447)	(100.0%)
General and administrative expenses	2,130	2,101	29	1.0%
Reimbursement of shared services expenses	1,457	1,460	(3)	(0.2%)
Total expenses	3,587	4,008	(421)	(11.0%)

Net income (loss)	$4,841	$(1,608)	$6,449	N/M

Weighted average common shares outstanding - basic and diluted	6,234	3,124	3,110	100.0%

Net income (loss) per common share - basic and diluted	$0.77	$(0.51)	$1.29	N/M

(1)
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. If our Manager had not agreed to waive these base management fees, we would have recognized base management fees of $1,131 for the year ended December 31, 2019 and $445 for the period from July 1, 2018 through December 31, 2018 which would have resulted in our recognizing $892 of total base management fees for the year ended December 31, 2018 (including the $447 of management fees actually recognized by us during such period).

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2019, compared to the year ended December 31, 2018. For a comparison of consolidated results for the year ended December 31, 2018 compared to the period from June 1, 2017 (inception) through December 31, 2017, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Interest income from investments. The interest income from investments of $15,475 for the 2019 period reflects interest earned on the 12 loans included in our loan portfolio. Also contributing to the increase in interest income from investments for the 2019 period was $877 of deferred fees that we recognized on the two loans that were repaid by borrowers during the 2019 period as well as a prepayment premium earned on one of these repaid loans. Interest income from investments of $3,891 for the 2018 period primarily consists of interest earned on the seven loans that were included in our loan portfolio during the 2018 period and on the proceeds of our IPO and concurrent private placement.
Interest and related expenses. The increase in interest and related expenses is a result of higher outstanding borrowings under our Master Repurchase Facility and the TCB note payable during the 2019 period as compared to the 2018 period. Also contributing to the increase in interest expense for the 2019 period were $157 of deferred fees that we recognized with respect to the prepayment and termination of the TCB note payable as a result of the early repayment of the JFK loan by the borrower.
Management fees. There were no management fees recognized in 2019 or the period from July 1, 2018 to December 31, 2018 as our Manager agreed to waive any base management fee otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020 and agreed that no incentive fee would be paid or payable by us for the 2018 or 2019 calendar years.
General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share based compensation expense and other professional fees.

Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursements for the costs our Manager incurs on our behalf from RMR LLC.
Net income (loss). The realization of net income for the 2019 period as compared to net loss for the 2018 period is due to the changes noted above.
Non-GAAP Financial Measures
We present Core Earnings (Loss), which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Core Earnings (Loss) does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings (Loss) may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Core Earnings (Loss) may not be comparable to the core earnings (loss) as reported by other companies.
We believe that Core Earnings (Loss) provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Core Earnings (Loss) is used in determining the amount of base management and incentive fees payable by us to our Manager under our management agreement.
Core Earnings (Loss)

We calculate Core Earnings (Loss) as net income (loss), computed in accordance with GAAP, including realized losses not otherwise included in net income (loss) determined in accordance with GAAP, and excluding: (a) the incentive fees earned by our Manager (if any); (b) depreciation and amortization (if any); (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income (loss) for the period of the calculation (regardless of whether such items are included in or deducted from net income (loss) or in other comprehensive income (loss) under GAAP) (if any); and (e) one-time events pursuant to changes in GAAP and certain non-cash items (if any).

	Year Ended December 31,
	2019	2018
Reconciliation of Net Income (Loss) to Core Earnings (Loss):
Net income (loss)	$4,841	$(1,608)
Non-cash equity compensation expense	344	430
Core earnings (loss)	$5,185	$(1,178)

Core earnings (loss) per share - basic and diluted	$0.83	$(0.38)
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
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. In order to grow our loan portfolio, we will need to obtain additional capital. However, our access to additional capital depends on many factors including the price at which our common shares trade relative to their book value. We have experienced and may continue to experience challenges raising equity capital in the future.
Market Conditions. There continues to be strong demand for alternative sources of CRE debt capital. Alternative lenders, like us, have gained considerable market share and according to Real Capital Analytics, now comprise approximately 12.6% of the overall CRE debt market (compared to 10.3% in 2015). Alternative lenders operate with fewer regulatory constraints than traditional CRE debt providers. This flexibility has allowed alternative CRE lenders to create customized loan structures tailored to borrowers’ specific business plans for the underlying collateral properties. For example, the reduction of the credit spreads charged in addition to LIBOR seen in 2019 as a result of increased competition among alternative CRE lenders may have resulted in some lenders to consider construction lending and higher loan to value ratio, or LTV, loans in order to satisfy investor’s return expectations. Credit spread compression in 2019 has also allowed alternative CRE lenders to seize on the opportunity to provide capital for the refinancing of higher priced bridge loans where business plans are near or at completion and borrowers seek lower overall cost of capital while maintaining the flexibility not offered by traditional commercial mortgage-backed securities, or CMBS, or permanent financing sources.
The decrease in traditional CRE debt providers as a result of added regulation in response to the most recent financial crisis experienced in the United States was the primary catalyst for the initial growth of the alternative CRE lender segment; however, we believe that the willingness of the traditional debt capital providers to finance alternative CRE lenders will allow the alternative CRE lending segment to continue to grow. Rather than compete directly with alternative CRE lenders on transactions, more banks and insurance companies have shifted focus to providing credit to alternative CRE lenders in the form of warehouse lines of credit, senior participations and repurchase facilities. In addition, the continued growth and maturation of the CRE collateralized loan obligation, or CLO, market has provided even more liquidity to the sector which has allowed alternative CRE lenders to offer solutions for a wider array of circumstances.
Capital for private CRE debt funds continues to be raised and there continues to be new entrants to the market; however, the pace of new entrants has declined. The largest, most established alternative CRE debt providers continue to compete for loans greater than $50,000. In addition to reduced credit spreads, the competition to lend to the highest quality borrowers in top tier markets has at times resulted in more borrower-friendly loan covenants and overall deal terms. Like the debt capital markets, there continues to be a great deal of competition amongst equity investors for the acquisition of larger CRE assets valued at $75,000 or greater, as the amount of capital for private equity real estate funds continues to grow. We believe that in order to achieve targeted returns for investors, these private equity funds will continue to take advantage of higher returns found in middle market real estate assets. In fact according to Real Capital Analysis, approximately 80% of all sales transactions are for property values between $15,000 and $75,000. We believe that we are well positioned to lend to these private equity sponsors of CRE transactions seeking loans in the $10,000 to $50,000 range.
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
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally lever approximately 75% of our investments, as LIBOR increases our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR.
LIBOR is currently expected to be phased out in 2021. We do not know what standard, if any, will replace LIBOR if it is phased out. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. In addition, we currently expect that the interest rates we pay under our Master Repurchase Facility and any other then existing debt financing arrangements would be similarly revised as provided under the agreement or amended as necessary for that same purpose.
Size of Loan Portfolio. The size of our loan portfolio, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our loan portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our loan portfolio. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our loan portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. At this time, we are focused on managing our current loan portfolio. We believe our growth is limited by our ability to access additional capital.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows may include payments of principal, interest and fees we receive on our investments, other cash we may generate from our operating results and unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. As of December 31, 2019, the maximum amount available for advancement under our Master Repurchase Facility was $213,482 and the weighted average interest rate for borrowings under our Master Repurchased Facility was 4.26%. Our Master Repurchase Facility is scheduled to expire on November 6, 2021. For more information regarding our Master Repurchase Facility, see Note 5 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Cash Provided by (Used in) Operating Activities. During the year ended December 31, 2019, our cash provided by operating activities of $3,727 was primarily due to our net income for the year, partially offset by unfavorable changes in working capital primarily due to non-cash amortization of deferred fees, interest income accrued and not yet received and expenses paid during the year but accrued in previous years.
During the year ended December 31, 2018, our cash used in operating activities of $1,649 was primarily due to our net loss for the year and unfavorable changes in working capital, partially offset by share based compensation and amortization of our deferred financing fees.
Cash Used in Investing Activities. During the year ended December 31, 2019, our cash used in investing activities consisted of $149,802 of loan originations, net of deferred fees, and $8,268 of additional fundings on our loans held for investment, partially offset by loan principal repayments of $53,610 related to the prepayment of two of our loans held for investment.

During the year ended December 31, 2018, our cash used in investing activities consisted of $135,548 of loan originations, net of deferred fees received on our loans held for investment.
Cash Provided by Financing Activities. During the year ended December 31, 2019, our cash provided by financing activities consisted primarily of $127,266 of advancements under our Master Repurchase Facility, $14,220 of borrowings under the RMR Credit Agreement and $26,074 of net proceeds from the issuance and sale of our common shares in the Offering. We used the Offering proceeds to repay the approximate $14,220 outstanding under the RMR Credit Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. Proceeds from the prepayment of two of our loans held for investment were used to repay approximately $31,690 of borrowings outstanding under the TCB note payable and $22,412 of borrowings outstanding under the Master Repurchase Facility.
During the year ended December 31, 2018, our cash provided by financing activities consisted primarily of $72,582 of advancements under our Master Repurchase Agreement and $31,690 of borrowings under our note payable, partially offset by $1,378 of deferred financing cost payments.
As of February 18, 2020, we closed two additional loans and we have fully invested the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advances to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.
Distributions
During the year ended December 31, 2019, we paid regular quarterly distributions to our shareholders aggregating $4,667, or $0.77 per share, using cash on hand. For further information regarding the distributions we paid during 2019, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 16, 2020 we declared a regular quarterly distribution to common shareholders of record on January 27, 2020 of $0.22 per common share, or approximately $1,813. We expect to pay this distribution on or about February 20, 2020.
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
Contractual Obligations and Commitments
As of December 31, 2019, our contractual obligations and commitments were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$17,268	$4,293	$12,975	$—	$—
Principal payments on Master Repurchase Agreement (2)	165,536	26,395	139,141	—	—
Interest expense (3)	10,144	6,205	3,939	—	—
Total	$192,948	$36,893	$156,055	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date to which the commitments relate.

(2)	The allocation of outstanding borrowings under our Master Repurchase Agreement is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2019 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at December 31, 2019 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Facility also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
In connection with our Master Repurchase Agreement, we entered into a guaranty which requires us to fully guarantee our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement, or collectively the Guaranteed Obligations. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. In December 2019, we entered into a second amendment to the guaranty which reduced the maximum aggregate liability of our obligation under the guaranty and Master Repurchase Agreement from 100% to 25% of any unpaid Guaranteed Obligations.
As of December 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guarantee.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at December 31, 2019, owned approximately 19.4% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc.

For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment regarding future events and other uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that apply to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that our decisions and assessments upon which our consolidated financial statements are based are reasonable, based upon information available to us. Our critical accounting policies and accounting estimates may be changed over time as our strategies change or as we expand our business. Those accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Revenue Recognition. Interest income related to our CRE mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, are amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.
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
Loans Held For Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
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
We are an "emerging growth company" as defined in the JOBS Act. Pursuant to the JOBS Act, we have elected to delay the adoption of new or revised financial accounting standards, and, as a result, we may not comply with new or revised accounting standards on relevant dates on which adoption of such standards is required for publicly owned companies that are not emerging growth companies.
Impact of Inflation
During the past several years there has been low inflation in the U.S. economy. If inflation accelerates, we believe it may have both positive and negative impacts upon our business. A positive impact of inflation on our business may be to increase the value of collateral for any existing loans, making the refinancing and repayment of principal easier for borrowers and reducing our risk of borrower defaults. A negative impact of inflation on our business may be to cause interest rates to rise, reducing the market value of any fixed rate loans we hold. A rise in interest rates may also make it more difficult for our borrowers to refinance loans in order to pay their obligations to us. Because all of our investments require interest at floating rates and because we do not currently anticipate that there will be excessive inflation in the U.S. economy, we do not expect inflation to have a material impact upon our business for the reasonably foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)
We believe that our business is exposed to two principal market risks: (a) changes in the level of economic activity in the U.S. economy generally or in geographic areas where the properties that are the subject of our real estate investments are located; and (b) changes in market interest rates.
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
Floating Rate Investments
As of December 31, 2019, our loans held for investment had an aggregate principal balance of $242,899 and the weighted average maximum maturity of our loan portfolio was 3.6 years, assuming full term extensions of all loans. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.

Floating Rate Debt
At December 31, 2019, our floating rate debt obligations consisted of $165,536 in outstanding borrowings under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
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

The table below details the impact, based on our loan portfolio and liabilities as of December 31, 2019, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal balance as of December 31, 2019	Interest Rate Per Year (1)	100 Basis Point Increase (2)	100 Basis Point Decrease (2)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$242,899	5.76%	$1,312	$(49)
Master repurchase facility	(165,536)	3.73%	(1,655)	1,655
Total change in net income from investments			$(343)	$1,606

Annual earnings per share impact (3)			$(0.06)	$0.26

(1)	Weighted based on interest rates and principal balances as of December 31, 2019.

(2)
Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. We do not have a similar interest rate floor provision in our Master Repurchase Agreement. As a result, if LIBOR decreases below the floor established for any of our investments, our income from investments will decrease less than our borrowing costs and the net amount may result in an increase in our net investment income. The above table illustrates the incremental impact on our annual income from investments, net, due to increases and decreases in LIBOR of 100 basis points taking into consideration our borrowers' interest rate floors as of December 31, 2019. The results are based on our current loan portfolio and debt outstanding at December 31, 2019. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.

(3)	Based on weighted average number of shares outstanding (diluted) for the year ended December 31, 2019.

To mitigate the impact of future changes in market interest rates on our business, we require borrowers to pay floating interest rates to us rather than fixed interest rates on our loans held for investment and, to the extent that we use leverage to make investments, we will continue to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and obligations from fixed to floating rates or the reverse.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.
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
We may grant common shares to our officers and other employees of our Manager and of RMR LLC under our 2017 Equity Compensation Plan, or the 2017 Plan. In addition, each of our Trustees receives common shares as part of his annual compensation for serving as a Trustee and such shares are awarded under the 2017 Plan. The terms of awards made under the 2017 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2019:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2017 plan	None	None	92,990	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	92,990	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2017 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2017 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 7 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-2
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2019 and for the period from June 1, 2017 (inception) through December 31, 2017	F-3
Consolidated Statement of Shareholders' Equity for each of the two years in the period ended December 31, 2019 and for the period from June 1, 2017 (inception) through December 31, 2017	F-4
Consolidated Statement of Cash Flows for each of the two years in the period ended December 31, 2019 and for the period from June 1, 2017 (inception) through December 31, 2017	F-5
Notes to Consolidated Financial Statements	F-7
Schedule IV - Mortgage Loans on Real Estate	S-1
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
4.2	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.3	2017 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Registration Statement on Form S-8 dated November 9, 2017.)
10.4	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.5	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
10.6	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2019.)
10.7
Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2018.)

10.8
First Amendment to Master Repurchase Agreement, dated as of November 6, 2018, among TRMT CB Lender LLC, Citibank, N.A. and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2018.)

10.9	Fee Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
10.10
First Amendment to Fee Agreement, dated as of November 6, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2018.)

10.11
Second Amendment to Fee Agreement, dated as of February 4, 2019, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

10.12
Third Amendment to Fee Agreement, dated as of May 1, 2019, among Citibank, N.A., TRMT CB Lender LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 1, 2019.)

10.13	Guaranty, dated February 9, 2018, by the Company, in favor of Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 9, 2018.)
10.14
First Amendment to Guaranty, dated as of February 4, 2019, by the Company, in favor of Citibank, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

10.15
Second Amendment to Guaranty, dated as of December 11, 2019, by Tremont Mortgage Trust in favor of Citibank N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2019.)

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm -

To the Trustees and Shareholders of Tremont Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tremont Mortgage Trust (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019 and for the period from June 1, 2017 (inception) through December 31, 2017, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended in the period December 31, 2019 and for the period from June 1, 2017 (inception) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
February 19, 2020

TREMONT MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,732	$27,024
Restricted cash	143	311
Loans held for investment, net	242,078	135,844
Accrued interest receivable	755	344
Prepaid expenses and other assets	221	390
Total assets	$251,929	$163,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,011	$935
Master repurchase facility, net	164,694	71,691
Note payable, net	—	31,485
Due to related persons	3	134
Total liabilities	165,708	104,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,239,610 and 3,178,817 shares issued and outstanding, respectively	82	32
Additional paid in capital	88,869	62,540
Cumulative net income (loss)	1,937	(2,904)
Cumulative distributions	(4,667)	—
Total shareholders’ equity	86,221	59,668
Total liabilities and shareholders' equity	$251,929	$163,913

The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,		June 1, 2017 (inception) through December 31, 2017
	2019	2018
INCOME FROM INVESTMENTS:
Interest income from investments	$15,475	$3,891	$222
Less: interest and related expenses	(7,047)	(1,491)	—
Income from investments, net	8,428	2,400	222

OTHER EXPENSES:
Management fees	—	447	260
General and administrative expenses	2,130	2,101	830
Reimbursement of shared services expenses	1,457	1,460	428
Total expenses	3,587	4,008	1,518

Net income (loss)	$4,841	$(1,608)	$(1,296)

Weighted average common shares outstanding - basic and diluted	6,234	3,124	1,524

Net income (loss) per common share - basic and diluted	$0.77	$(0.51)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of		Additional	Cumulative
	Common	Common	Paid In	Net Income	Cumulative
	Shares	Shares	Capital	(Loss)	Distributions	Total
Balance at June 1, 2017 (inception)	—	$—	$—	$—	$—	$—
Issuance of shares	3,100	31	61,971	—	—	62,002
Share grants	27	—	182	—	—	182
Share repurchases	(1)	—	(18)	—	—	(18)
Net loss	—	—	—	(1,296)		(1,296)
Balance at December 31, 2017	3,126	31	62,135	(1,296)	—	60,870
Share grants	63	1	397	—	—	398
Share repurchases	(2)	—	(28)	—	—	(28)
Share grant forfeitures	(8)	—	15	—	—	15
Adoption of ASU 2018-07	—	—	21	—	—	21
Net loss	—	—	—	(1,608)	—	(1,608)
Balance at December 31, 2018	3,179	32	62,540	(2,904)	—	59,668
Issuance of shares	5,000	50	26,024	—	—	26,074
Share grants	68	—	344	—	—	344
Share repurchases	(7)	—	(39)	—	—	(39)
Net income	—	—	—	4,841	—	4,841
Distributions	—	—	—	—	(4,667)	(4,667)
Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221

The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,		June 1, 2017 (inception) through December 31, 2017
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,841	$(1,608)	$(1,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	344	430	182
Amortization of deferred financing costs	613	282	—
Amortization of loan origination and exit fees	(1,697)	(296)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(488)	(344)	—
Prepaid expenses and other assets	169	(131)	(259)
Accounts payable, accrued liabilities and deposits	76	638	301
Due to related persons	(131)	(620)	754
Net cash provided by (used in) operating activities	3,727	(1,649)	(318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(149,802)	(135,548)	—
Additional funding of loans held for investment	(8,268)	—	—
Repayments of loans held for investment	53,610	—	—
Net cash used in investing activities	(104,460)	(135,548)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	127,266	72,582	—
Repayments under master repurchase facility	(34,312)	—	—
Proceeds from RMR credit agreement	14,220	—	—
Repayment of RMR credit agreement	(14,220)	—	—
Proceeds from note payable	—	31,690	—
Repayment of note payable	(31,690)	—	—
Payments of deferred financing costs	(359)	(1,378)	—
Proceeds from issuance of common shares, net	26,074	—	62,002
Repurchase of common shares	(39)	(28)	(18)
Distributions	(4,667)	—	—
Net cash provided by financing activities	82,273	102,866	61,984

(Decrease) increase in cash, cash equivalents and restricted cash	(18,460)	(34,331)	61,666
Cash, cash equivalents and restricted cash at beginning of period	27,335	61,666	—
Cash, cash equivalents and restricted cash at end of period	$8,875	$27,335	$61,666

SUPPLEMENTAL DISCLOSURES:
Interest paid	$6,269	$1,024	$—
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash, cash equivalents and restricted cash:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$8,732	$27,024	$61,666
Restricted cash	143	311	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,875	$27,335	$61,666

The accompanying notes are an integral part of these consolidated financial statements.

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
Consolidation. For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, not able to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses. As of December 31, 2019, we concluded that our investments were not VIEs.
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
Loans Held For Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
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
"4" higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and/or the property having a high LTV.
"5" impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
See Note 4 for further information regarding our current loan portfolio's assessment under our internal risk rating policy.
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
As of December 31, 2019, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.
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

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At December 31, 2019, we had approximately $842 of capitalized financing costs, net of amortization.
Net Earnings (Loss) Per Common Share. We calculate basic earnings (losses) per common share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate diluted net earnings (loss) per share using the more dilutive of the two class method or the treasury stock method.
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
Note 3. Recent Accounting Pronouncements
In June 2016, FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements.
Note 4. Loans Held For Investment
We originate first mortgage whole loans secured by middle market and transitional CRE which are generally to be held as long term investments. To fund our loan originations to date, we used cash on hand, advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and borrowings under our former term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable. See Note 5 for further information regarding our debt agreements.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The table below details overall statistics for our loan portfolio:

	Balance at December 31, 2019	Balance at December 31, 2018
Number of loans	12	7
Total loan commitments	$260,167	$154,802
Unfunded loan commitments (1)	$17,268	$17,673
Principal balance	$242,899	$137,129
Unamortized net deferred origination fees	$(821)	$(1,285)
Carrying value	$242,078	$135,844
Weighted average coupon rate	5.76%	6.14%
Weighted average all in yield (2)	6.41%	6.82%
Weighted average maximum maturity (years) (3)	3.6	4.7
Weighted average LTV	70%	70%
(1)    Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.
(2)     All in yield includes the amortization of deferred fees over the initial term of the loan.
(3)     Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
The table below represents our loan activities:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2017	$—	$—	$—
Loan funding	137,129	(1,581)	135,548
Net amortization of deferred fees	—	296	296
Balance at December 31, 2018	137,129	(1,285)	135,844
Additional funding	8,345	—	8,345
Originations	151,035	(1,233)	149,802
Repayments	(53,610)	449	(53,161)
Net amortization of deferred fees	—	1,248	1,248
Balance at December 31, 2019	$242,899	$(821)	$242,078
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio:

	December 31, 2019
Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	4	$71,446	30%
Hotel	1	23,101	10%
Retail	3	43,782	18%
Multifamily	3	68,911	28%
Industrial	1	34,838	14%
	12	$242,078	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	4	$90,047	37%
South	5	103,295	43%
West	1	9,014	4%
Midwest	2	39,722	16%
	12	$242,078	100%

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	December 31, 2018
Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	4	$69,144	51%
Hotel	2	60,938	45%
Retail	1	5,762	4%
	7	$135,844	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	2	$52,975	39%
South	3	50,966	38%
Midwest	1	26,141	19%
West	1	5,762	4%
	7	$135,844	100%

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
At December 31, 2019, our loan portfolio consisted of twelve first mortgage whole loans with an aggregate net carrying value of $242,078. Based on our internal risk rating policy, 11 of these loans with an aggregate carrying value of $217,616 were assigned a "3" acceptable risk rating and one of these loans with a carrying value of $24,462 was assigned a "2" average risk rating. We did not have any impaired loans, non-accrual loans or loans in default as of December 31, 2019; thus, we did not record an allowance for losses. See Note 2 for further information regarding the risk rating system that we use in evaluating our loan portfolio.
Note 5. Debt Agreements

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
December 31, 2019:
Master repurchase facility	$213,482	$165,536	$164,694	L + 1.99%	1.6	$242,899	$242,763

December 31, 2018:
Master repurchase facility	$135,000	$72,582	$71,691	L + 2.08%	2.6	$97,516	$98,232
Note payable	32,290	31,690	31,485	L + 2.15%	2.6	39,613	39,640

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, excluding extension options.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
At December 31, 2019, our debt agreements included our Master Repurchase Facility.

Until May 23, 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. Following our repayment of the approximate $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See below in this Note 5 for further information regarding the RMR Credit Agreement.
Until August 9, 2019, we were a party to the TCB note payable. Following our repayment of the $31,790 outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. See below in this Note 5 for further information regarding the TCB note payable.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

For the year ended December 31, 2019, we recorded interest expense of $5,495, $891 and $39 in connection with our Master Repurchase Facility, the TCB note payable and the RMR Credit Agreement, respectively. For the year ended December 31, 2018, we recorded interest expense of $603 and $606 in connection with our Master Repurchase Facility and the TCB note payable, respectively.
At December 31, 2019, our outstanding borrowings had the following remaining maturities:

Year	Principal payments on Master Repurchase Facility (1)
2020	$26,395
2021	139,141
2022	—
2023	—
2024	—
$165,536

(1)	The allocation of our outstanding borrowings under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
Master Repurchase Facility
On February 9, 2018, one of our wholly owned subsidiaries entered into certain agreements to govern our Master Repurchase Facility, or collectively, as such agreements have been amended, our Master Repurchase Agreement, pursuant to which we may sell to, and later repurchase from, Citibank, floating rate mortgage loans and other related assets, or purchased assets. At that time, our Master Repurchase Facility provided up to $100,000 for advancement. On November 6, 2018, we and Citibank amended our Master Repurchase Agreement to increase the maximum amount available for advancement under the facility from $100,000 to $135,000 and to change its stated expiration date from February 9, 2021 to November 6, 2021, subject to earlier termination as provided for in our Master Repurchase Agreement.
On February 4, 2019, we and Citibank increased the maximum amount available for advancement under our Master Repurchase Facility from $135,000 to $210,000 and on May 1, 2019, in connection with an increase in commitment under the RMR Credit Agreement, we and Citibank further increased the maximum amount available for advancement under our Master Repurchase Facility from $210,000 to $250,000, in each case with the additional amounts becoming available for advancement under our Master Repurchase Facility if and as we borrowed under the RMR Credit Agreement or if and as we received proceeds from any public offering of our common shares or preferred equity, as further provided in our Master Repurchase Agreement. In connection with the February 2019 increase, certain other provisions of our Master Repurchase Agreement were amended to accommodate the RMR Credit Agreement. In May 2019, we completed an underwritten public offering, or the Offering, as further described in Note 7, we repaid the outstanding borrowings under the RMR Credit Agreement and the RMR Credit Agreement was terminated and the maximum amount available for advancement under our Master Repurchase Facility was reduced to $213,482.
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to advance at higher margins than 75% and at premiums of less than 200 basis points. The weighted average interest rate for borrowings under our Master Purchase Facility was 4.26% and 4.45% for the year ended December 31, 2019 and 2018, respectively.
In connection with our Master Repurchase Agreement, we entered into a guaranty which requires us to fully guarantee our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement, or collectively, the Guaranteed Obligations. In December 2019, we entered into a second amendment to the guaranty which reduced our maximum aggregate liability under the guaranty and Master Repurchase Agreement from 100% to 25% of any unpaid Guaranteed Obligations. This guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of December 31, 2019, we believe we were in compliance with the terms and conditions of the covenants of our Master Repurchase Agreement and the related guaranty.
On August 23, 2019, we received $14,635 of repayment proceeds from the borrower on its loan held for investment that was used to refinance an office building located in Scarsdale, NY, which included the $13,997 of principal outstanding under the loan, as well as the accrued interest, an exit fee, prepayment premium and our associated legal expenses. We were required to use $10,422 of these repayment proceeds to repay the outstanding balance and accrued interest under our Master Repurchase Facility associated with this loan, and we used the remaining proceeds to pay down additional outstanding balances under our Master Repurchase Facility. Further, on August 13, 2019, we used $8,000 of proceeds from the repayment of the JFK loan (defined below) by the borrower, as described below, to pay down additional outstanding balances under our Master Repurchase Facility.
As of February 18, 2020, we closed two additional loans and we have fully invested the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advances to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.
Note Payable

In July 2018, we closed a $40,363 loan, of which $39,613 was funded by us at closing to finance the acquisition of the Hampton Inn JFK, a 216 key, 13 story hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan. In August 2019, the borrower repaid the $39,613 principal amount outstanding under the JFK loan, together with accrued interest, an exit fee and our associated legal expenses, for a total payoff amount of $39,922.
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
RMR Credit Agreement
On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which, from time to time until August 4, 2019, the scheduled expiration date of the RMR Credit Agreement, we were able to borrow up to $25,000 and, beginning May 3, 2019, $50,000 in subordinated unsecured loans at a rate of 6.50% per annum. In May 2019, we borrowed $14,220 under the RMR Credit Agreement to fund additional investments in first mortgage whole loans. Also in May 2019, we completed the Offering. Subsequently, in May 2019, we repaid the approximate $14,220 balance then outstanding under the RMR Credit Agreement with a portion of the Offering proceeds and the RMR Credit Agreement was terminated. In connection with this repayment and termination, we paid our Manager approximately $39 of interest and $7 of fees. See Note 7 for further

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

information regarding the Offering. We have historical and continuing relationships with our Manager. See Notes 8 and 9 for further information regarding these relationships and related person transactions.
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
As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. At December 31, 2019 and 2018, the outstanding principal balances under our Master Repurchase Facility, and at December 31, 2018, the outstanding principal balance under the TCB note payable approximated their fair values, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheets:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Loans held for investment	$242,078	$242,763	$135,844	$137,872
Financial liabilities
Master Repurchase Facility	164,694	165,536	71,691	72,582
Note payable	—	—	31,485	31,690

There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2019.
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan, or the 2017 Plan. As described in Note 9, we granted common share awards to our officers and certain other employees of our Manager and of RMR LLC in 2019, 2018 and 2017. We also granted each of our five Trustees 3,000 of our common shares with an aggregate market value of $155 ($31 per trustee), 3,000 of our common shares with an aggregate market value of $189 ($38 per trustee) and 1,500 of our common shares with an aggregate market value of $119 ($24 per trustee) in 2019, 2018 and 2017, respectively, as part of their annual compensation. During 2018, we granted an additional 1,500 shares with an aggregate market value of $20 to one of our Managing Trustees, who was elected as a Managing Trustee in 2018. The values of the share grants were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A summary of shares granted, forfeited, vested and unvested under the terms of the 2017 Plan for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	43,040	$12.37	16,000	$15.87	—	—
Shares granted	68,300	$5.83	62,800	$12.03	27,500	$15.87
Shared forfeited	—	—	(8,000)	$15.87	—	—
Shares vested	(41,120)	$6.91	(27,760)	$12.61	(11,500)	$15.87
Unvested shares, end of year	70,220	$7.62	43,040	$12.37	16,000	$15.87

The 70,220 unvested shares as of December 31, 2019 are scheduled to vest as follows: 20,520 shares in 2020, 20,520 shares in 2021, 18,520 shares in 2022, and 10,660 shares in 2023. As of December 31, 2019, the estimated future compensation expense for the unvested shares was $477. The weighted average period over which the compensation expense will be recorded is approximately 27 months. The total fair value of shares vested was $280, $342 and $183 for the year end December 31, 2019, 2018 and the period from June 1, 2017 (inception) to December 31, 2017, respectively.
At December 31, 2019, 92,990 of our common shares remained available for issuance under the 2017 Plan.
Sale of Common Shares
On May 21, 2019, we completed the Offering. In the Offering, we issued and sold 5,000,000 of our common shares at a price of $5.65 per share for total net proceeds of $26,074, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14,220 balance then outstanding under the RMR Credit Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. After repayment of the outstanding balance under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See Note 5 for further information regarding the RMR Credit Agreement.
Common Share Repurchases
These shares were repurchased from our current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase date. See common share repurchases for the year ended December 31, 2019 and 2018 in the tables below:

2019
Date purchased	Number of shares	Price per share
April 5, 2019	644	$9.39
July 3, 2019	704	$4.03
September 25, 2019	5,712	$4.82
November 13, 2019	447	$4.94

2018
Date purchased	Number of shares	Price per share
September 24, 2018	2,121	$11.89
November 20, 2018	301	$10.53

2018 Common Share Forfeitures
On August 20, 2018, 8,000 of our common shares were forfeited in connection with the resignation of certain of our executive officers. The shares were valued at $12.50 per common share, the closing price of our common shares on Nasdaq on that day. We recognize forfeitures in general and administrative expenses as they occur.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Distributions
During the year ended December 31, 2019, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distribution Per Share	Total Distributions
January 18, 2019	January 28, 2019	February 21, 2019	$0.11	$350
April 18, 2019	April 29, 2019	May 16, 2019	0.22	702
July 18, 2019	July 29, 2019	August 15, 2019	0.22	1,802
October 17, 2019	October 28, 2019	November 14, 2019	0.22	1,813
			$0.77	$4,667

Distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2019, were $0.77. The characterization of our distributions for 2019 was 100% ordinary income.

On January 16, 2020, we declared a regular quarterly distribution to common shareholders of record on January 27, 2020 of $0.22 per common share, or approximately $1,813. We expect to pay this distribution on or about February 20, 2020.
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
Fees and Expense Reimbursements. Under our management agreement, we are responsible to pay our Manager the following:

•
Base Management Fee. We are required to pay our Manager an annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) the proceeds received by us from our IPO and the concurrent private placement of our common shares to our Manager, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative Core Earnings for the period commencing on the completion of our IPO to the end of the most recent calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to our Manager and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis.

•
Incentive Fee. We are required to pay our Manager quarterly an incentive fee in arrears in cash equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) our Core Earnings for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to our Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of our IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero.

For purposes of the calculation of base management fees and incentive fees payable to our Manager, “Core Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by our Manager; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between our

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Manager and our Independent Trustees and approved by a majority of our Independent Trustees. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Core Earnings shall only apply to owned real estate. Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to our Manager. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Core Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Core Earnings. Equity and Core Earnings as defined in our management agreement are non-GAAP financial measures and may be different than our shareholders’ equity and our net income calculated according to GAAP.
In June 2018, our Manager agreed to waive any base management fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, our Manager also agreed that no incentive fee would be paid or payable by us for the 2018 or 2019 calendar years.

We recognized base management fees of $0 and $447 for the years ended December 31, 2019 and 2018, respectively, and $260 for the period beginning on September 18, 2017, the date on which we entered into the agreement, through December 31, 2017. If our Manager had not agreed to waive its base management fees beginning July 1, 2018, we would have recognized $1,131 for the year ended December 31, 2019. For the period from July 1, 2018 through December 31, 2018, we would have recognized $445 of base management fees which would have resulted in us recognizing $892 of total base management fees for the year ended December 31, 2018 (including the $447 of base management fees we actually recognized). We did not recognize any incentive fees for the years ended December 31, 2019 and 2018, respectively.
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
Termination Fee. In the event our management agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to our Manager during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (b) an amount equal to the initial organizational costs related to our formation and the costs of our IPO and the concurrent private placement paid by our Manager. No termination fee will be payable if our management agreement is terminated by us for a cause event or by our Manager without our material breach.
Expense Reimbursement. Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. Generally, it is the practice of our Manager and RMR LLC to treat individuals who spend 50% or more of their business time providing services to our Manager as employees of our Manager. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations, including but not limited to, the cost of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements include an allocation of the cost of applicable personnel employed by RMR LLC and our share of RMR LLC's costs of providing our internal audit function, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. We incurred shared services costs of $1,599 and $1,578 for the years ended December 31, 2019 and 2018, respectively, and $463 for the period beginning on September 18, 2017 through December 31, 2017, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our statement of operations for these periods.
Business Opportunities. Under our management agreement, we and our Manager have agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates, including RMR LLC, will sponsor or manage any other publicly traded REIT that invests primarily in first mortgage whole loans secured by middle market and transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our management agreement does not prohibit our Manager or its affiliates (including RMR LLC) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds and investment vehicles, including Centre Street Finance LLC, a private fund focused on originating and investing in mortgage loans, or Centre Street, private REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage whole loans secured by middle market or transitional CRE or other investments like those we intend to make.
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
Other. In addition to the fees and expense reimbursements payable to our Manager under our management agreement, our Manager and its affiliates may benefit from other fees paid to them in respect of our investments. For example, if we seek to securitize some of our CRE loans, our Manager or its affiliates may act as collateral manager. In any of these or other

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director, president and chief executive officer of RMR Inc., a director of our Manager and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president and chief executive officer of our Manager and is an officer and employee of RMR LLC, and each of our other officers is also an officer and/or employee of our Manager or RMR LLC.
Our Independent Trustees also serve as independent directors or independent trustees of the RMR Real Estate Income Fund, or RIF, and of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of our Manager, RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, Tremont Realty Advisors LLC. Our Manager provides management services to us pursuant to our management agreement. Our Manager also provides management services to Centre Street. See Note 8 for further information regarding our management agreement.
We were formed as a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of December 31, 2019, owned 1,600,100 of our common shares, or approximately 19.4% of our outstanding common shares. Our Manager paid the initial organizational costs related to our formation and other costs of our IPO, including the underwriting discounts and commissions, which costs were $6,823 in aggregate.
Under the private placement purchase agreement we entered with our Manager in 2017, we granted to our Manager certain demand and piggyback registration rights, subject to certain limitations, covering our common shares owned by our Manager. In May 2019, our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price of $5.65 per share, without the payment of any underwriting discounts. Each of our Managing Trustees and executive officers is also a director or officer of our Manager and of RMR LLC.
RMR Credit Agreement. On February 4, 2019, we entered into the RMR Credit Agreement with our Manager, pursuant to which from time to time until August 4, 2019, the scheduled expiration date of the RMR Credit Agreement, we were able to borrow up to $25,000 and, beginning May 3, 2019, up to $50,000 in subordinated unsecured loans at a rate of 6.50% per annum. In May 2019, we used the net proceeds of the Offering to repay the approximately $14,220 balance then outstanding under the RMR Credit Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. After repayment of the balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. In connection with this repayment, we paid our Manager approximately $39 of interest and $7 of fees related to the RMR Credit Agreement. See Note 5 for further information regarding the RMR Credit Agreement.
RMR Inc. and RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 8 for further information regarding this shared services arrangement.
Share Awards to Employees of our Manager and RMR LLC. During the years ended December 31, 2019, 2018 and 2017, we awarded to our officers and other employees of our Manager and/or RMR LLC share awards of 53,300, 46,300 and 20,000 of our common shares, respectively, which were valued at $243, $546 and $317, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the respective date of the awards. One fifth of these awards vested on the award date and one fifth vests on each of the next four anniversaries of the award date. These awards to employees of our Manager and RMR LLC are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

we paid to our Manager. We purchased common shares awarded to certain of our officers and employees of our Manager and/or RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $140, $156 and $224 for this policy in 2019, 2018 and 2017, respectively.
Note 10. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our consolidated statements of operations.
Note 11. Weighted Average Common Shares
We calculate Basic EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances and the related impact on earnings (loss), are considered when calculating diluted earnings (loss) per share. For the year ended December 31, 2019, 18,587 unvested common shares were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive. Due to net losses incurred during the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017 basic weighted average shares is equal to diluted weighted average shares. As a result, 2,929 and 3,581 restricted unvested common shares were excluded from the computation of diluted EPS for the year ended December 31, 2018 and the period June 1, 2017 (inception) through December 31, 2017, respectively.

Note 12. Commitments and Contingencies
Unfunded Commitments
As of December 31, 2019, we had unfunded commitments of $17,268 related to our loans held for investment. These commitments are not reflected in our consolidated balance sheets. Loans held for investments related to these unfunded commitments have a weighted average initial maturity date of 1.9 years. See Note 4 for further information related to loans held for investment.
Secured Borrowings
As of December 31, 2019, we had an aggregate of $165,536 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 1.6 years. See Note 5 for further information regarding our secured debt agreements.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Income from investments, net	$1,451	$1,882	$2,967	$2,128
Net income	$578	$894	$2,056	$1,313
Weighted average common shares - basic	3,136	5,401	8,156	8,167
Weighted average common shares - diluted	3,142	5,401	8,156	8,167

Per share data:
Net income per common share - basic and diluted	$0.18	$0.16	$0.25	$0.16

2018
Income from investments, net	$196	$429	$822	$953
Net (loss) income	$(949)	$(781)	$(63)	$185
Weighted average common shares - basic	3,111	3,123	3,129	3,135
Weighted average common shares - diluted	3,111	3,123	3,129	3,138

Per share data:
Net (loss) income per common share - basic and diluted	$(0.31)	$(0.25)	$(0.02)	$0.06

Note 14. Subsequent Events
The table below provides details of loans closed subsequent to December 31, 2019:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)
First mortgage whole loans
Allentown, PA	Industrial	01/24/2020	$14,000	$14,000	L + 3.50%	L + 4.02%	01/24/2025	67%
Dublin, OH	Office	02/18/2020	22,820	12,126	L + 3.75%	L + 5.67%	02/18/2023	33%
			$36,820	$26,126	L + 3.62%	L + 4.79%		51%

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

TREMONT MORTGAGE TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2019
(dollars in thousands)

Property type/Location	Interest Rate	Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
First Mortgage Whole Loans (4)
Retail, Coppell, TX	L + 3.50%	2/5/2021	I/O	—	$21,954	$21,877
Multifamily, Houston, TX	L + 3.50%	11/10/2022	I/O	—	27,475	27,554
Retail, Paradise Valley, AZ	L + 4.25%	11/30/2022	I/O	—	9,022	9,014
Office, Metairie, LA	L + 5.00%	4/11/2023	I/O	—	17,030	17,061
Industrial, Barrington, NJ	L + 3.50%	5/6/2023	I/O	—	34,900	34,838
Office, Houston, TX	L + 4.00%	06/26/2023	I/O	—	13,719	13,702
Office, St. Louis, MO	L + 3.25%	12/19/2023	I/O	—	26,971	26,831
Hotel, Atlanta, GA	L + 3.25%	12/21/2023	I/O	—	23,218	23,101
Multifamily, Rochester, NY	L + 3.25%	01/22/2024	I/O	—	24,550	24,462
Retail, Omaha, NE	L + 3.65%	6/14/2024	I/O	—	13,015	12,891
Office, Yardley, PA	L + 3.75%	12/19/2024	I/O	—	14,008	13,853
Multifamily, Orono, ME	L + 3.25%	12/20/2024	I/O	—	17,037	16,894
					$242,899	$242,078

(1)	Maximum maturity assumes all extension option are exercised by the borrower, subject to conditions.

(2)	I/O = interest only until final maturity.

(3)	Represents only third party prior liens.

(4)	As of December 31, 2019, none of our borrowers was delinquent in payment.

Reconciliation of Mortgage Loans on Real Estate:

	2018	2019
Balance at January 1,	$—	$135,844
Additions during the period:
Originations	137,129	151,035
Additional funding	—	8,345
Amortization of deferred fees	296	1,697
Deductions during the period:
Repayment of mortgage loans	—	(53,610)
Deferred fees	(1,581)	(1,233)
Balance at December 31,	$135,844	$242,078

S-1

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	Managing Trustee, President and Chief Executive Officer	February 19, 2020
David M. Blackman	(principal executive officer)

/s/ G. Douglas Lanois	Chief Financial Officer and Treasurer	February 19, 2020
G. Douglas Lanois	(principal financial and accounting officer)

/s/ John L. Harrington	Independent Trustee	February 19, 2020
John L. Harrington

/s/ Joseph L. Morea	Independent Trustee	February 19, 2020
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 19, 2020
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 19, 2020
Jeffrey P. Somers