Form 10-Q
period 2020-03-31
Tremont Mortgage Trust
filed 2020-05-04
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of April 30, 2020: 8,239,226

TREMONT MORTGAGE TRUST
FORM 10-Q
March 31, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$10,204	$8,732
Restricted cash	3	143
Loans held for investment, net	271,487	242,078
Accrued interest receivable	953	755
Prepaid expenses and other assets	193	221
Total assets	$282,840	$251,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$908	$1,011
Master repurchase facility, net	195,566	164,694
Due to related persons	334	3
Total liabilities	196,808	165,708

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,239,226 and 8,239,610 shares issued and outstanding, respectively	82	82
Additional paid in capital	88,909	88,869
Cumulative net income	3,603	1,937
Cumulative distributions	(6,562)	(4,667)
Total shareholders’ equity	86,032	86,221
Total liabilities and shareholders' equity	$282,840	$251,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
INCOME FROM INVESTMENTS:
Interest income from investments	$4,284	$3,000
Less: interest and related expenses	(1,757)	(1,549)
Income from investments, net	2,527	1,451

OTHER EXPENSES:
General and administrative expenses	540	503
Reimbursement of shared services expenses	321	370
Total expenses	861	873

Net income	$1,666	$578

Weighted average common shares outstanding - basic	8,169	3,136
Weighted average common shares outstanding - diluted	8,169	3,142

Net income per common share - basic and diluted	$0.20	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income (Loss)	Distributions	Total
Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221
Share grants	—	—	42	—	—	42
Share repurchases	(1)	—	(2)	—	—	(2)
Net income	—	—	—	1,666	—	1,666
Distributions	—	—	—	—	(1,895)	(1,895)
Balance at March 31, 2020	8,239	$82	$88,909	$3,603	$(6,562)	$86,032

Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	$32	$62,575	$(2,326)	$(350)	$59,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,666	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	42	35
Amortization of deferred financing costs	119	100
Amortization of loan origination and exit fees	(462)	(294)
Changes in operating assets and liabilities:
Accrued interest receivable	(231)	(339)
Prepaid expenses and other assets	28	111
Accounts payable, accrued liabilities and deposits	(185)	186
Due to related persons	331	(126)
Net cash provided by operating activities	1,308	251

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(25,738)	(44,105)
Additional funding of loans held for investment	(3,176)	(668)
Net cash used in investing activities	(28,914)	(44,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	30,806	31,866
Payments of deferred financing costs	(53)	(1)
Repurchase of common shares	(2)	—
Distributions	(1,813)	(350)
Net cash provided by financing activities	28,938	31,515

Increase (decrease) in cash, cash equivalents and restricted cash	1,332	(13,007)
Cash, cash equivalents and restricted cash at beginning of period	8,875	27,335
Cash, cash equivalents and restricted cash at end of period	$10,207	$14,328

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,660	$1,336

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$10,204	$13,899
Restricted cash	3	429
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$10,207	$14,328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Tremont Mortgage Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019 or our 2019 Annual Report.
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
Note 2. Summary of Significant Accounting Policies
Consolidation. For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are not able to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses. As of March 31, 2020, we concluded that our investments were not VIEs.
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
See Note 4 for further information regarding our current loan portfolio’s assessment under our internal risk rating policy.
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
Fair Value of Financial Instruments. Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands the required disclosure regarding fair value measurements. ASC Topic 820-10 defines fair value as the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The three levels of inputs that may be used to measure fair value are as follows:
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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Loan Deferred Fees. Loan origination and exit fees are reflected in loans held for investment, net, in our condensed consolidated balance sheets and include fees charged to borrowers. These fees are amortized and accreted, respectively, into interest income over the life of the related loans held for investment.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At March 31, 2020, we had approximately $778 of capitalized financing costs, net of amortization.
Net Earnings Per Common Share. We calculate basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted net EPS using the more dilutive of the two-class method or the treasury stock method.
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
Note 3. Recent Accounting Pronouncements
In June 2016, FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.
Note 4. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our existing loan portfolio using cash on hand and advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and other debt financing. See Note 5 for further information regarding our Master Repurchase Facility.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The table below details overall statistics for our loan portfolio as of March 31, 2020 and December 31, 2019:

	Balance at March 31, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$296,987	$260,167
Unfunded loan commitments (1)	$24,753	$17,268
Principal balance	$272,234	$242,899
Unamortized net deferred origination fees	$(747)	$(821)
Carrying value	$271,487	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.40%	6.41%
Weighted average maximum maturity (years) (3)	3.4	3.6
Weighted average LTV	68%	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
The table below details our loan activities during the three months ended March 31, 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2019	$242,899	$(821)	$242,078
Additional funding	3,209	—	3,209
Originations	26,126	(388)	25,738
Net amortization of deferred fees	—	462	462
Balance at March 31, 2020	$272,234	$(747)	$271,487

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office	5	$84,986	31%	4	$71,446	30%
Hotel	1	23,817	9%	1	23,101	10%
Retail	3	44,827	17%	3	43,782	18%
Multifamily	3	69,043	25%	3	68,911	28%
Industrial	2	48,814	18%	1	34,838	14%
	14	$271,487	100%	12	$242,078	100%

	March 31, 2020			December 31, 2019
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	5	$104,123	37%	4	$90,047	37%
South	5	104,598	39%	5	103,295	43%
West	1	9,751	4%	1	9,014	4%
Midwest	3	53,015	20%	2	39,722	16%
	14	$271,487	100%	12	$242,078	100%

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Loan Risk Ratings
As further described in Note 2, we evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The following table allocates the carrying value of our loan portfolio at March 31, 2020 based on our internal risk rating policy:

Risk Rating	Number of Loans	Carrying Value
1	—	$—
2	1	24,505
3	7	132,633
4	6	114,349
5	—	—
	14	$271,487

The weighted average risk rating of our loans by carrying value was 3.3 and 2.9 as of March 31, 2020 and December 31, 2019, respectively. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail, hospitality and office property collateral with exposure to the oil and gas industries, which are the types of properties that have been highly impacted by the pandemic. We expect that those negative impacts may continue and apply to other borrowers and their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed to us as currently scheduled. As a result, we have downgraded six loans representing 42% of the carrying value of our loan portfolio to a loan risk rating of “4” or “higher risk”.

We did not have any impaired loans or nonaccrual loans as of March 31, 2020 or December 31, 2019. However, subsequent to March 31, 2020, a borrower under one of our loans secured by a retail property that had been downgraded to "4" or "higher risk", as noted above, requested relief from its debt service obligation owed to us and failed to make its April 2020 debt servicing obligation, resulting in a default under the loan agreement. See Note 13 for further information regarding these requests.

Note 5. Debt Agreements
The table below is an overview of our debt agreements that provided financing for our loans held for investment:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
March 31, 2020:
Master repurchase facility	$213,482	$196,344	$195,566	L + 2.00%	1.4	$272,234	$268,450

December 31, 2019:
Master repurchase facility	$213,482	$165,536	$164,694	L + 1.99%	1.6	$242,899	$242,763

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, excluding extension options.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
Under the agreements that govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 3.50% and 4.47% for the three months ended

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, we recorded interest expense of $1,638 and $1,084, respectively, in connection with our Master Repurchase Facility.
In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of March 31, 2020, we have not received a margin call under our Master Repurchase agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Tremont Realty Advisors LLC, or our Manager, ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of March 31, 2020, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
From July 2018 until August 2019, we were a party to a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or the TCB note payable. Following our repayment of the $31,790 outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. We recorded $368 of interest expense for the three months ended March 31, 2019 in connection with the TCB note payable.
At March 31, 2020, our outstanding advancements under our Master Repurchase Facility had the following remaining maturities:

Year	Principal Payments (1)
2020	$28,910
2021	167,434
2022	—
2023	—
2024	—
$196,344

(1)
The allocation of our outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.

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
As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. As of March 31, 2020 and December 31, 2019, the outstanding principal balances under our Master Repurchase Facility approximated their fair values, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$271,487	$268,450	$242,078	$242,763
Financial liabilities
Master repurchase facility	$195,566	$196,344	$164,694	$165,536

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2020.
Note 7. Shareholders' Equity
Common Share Issuances and Repurchases
On January 9, 2020, we purchased an aggregate of 384 of our common shares, valued at $5.33 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, from former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the three months ended March 31, 2020, we declared and paid a quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 27, 2020	February 20, 2020	$0.22	$1,813

On March 31, 2020, we declared a quarterly distribution of $0.01 per common share, or approximately $82, to shareholders of record on April 10, 2020. We expect to pay this distribution on or about May 21, 2020.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We did not recognize any base management or incentive fees for the three months ended March 31, 2020 or 2019. Our Manager waived any base management or incentive fees otherwise due and payable by us under our management agreement through the period ending June 30, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $320 and $223 of base management fees for the three months ended March 31, 2020 and 2019, respectively, and no incentive fees would have been paid or payable for either of the three months ended March 31, 2020 and 2019.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

a majority of our Independent Trustees at least annually. We incurred shared services costs of $359 and $402 payable to our Manager for the three months ended March 31, 2020 and 2019, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as a director and the president, and chief executive officer of our Manager and is an officer and employee of RMR LLC, and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of the RMR Real Estate Income Fund and of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies and other officers of RMR LLC, including Mr. Blackman and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of our Manager, RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 8 for further information regarding our management agreement with our Manager.
We were formerly a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of March 31, 2020, owned 1,600,100 of our common shares or approximately 19.4% of our outstanding common shares.
Until May 23, 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement.
For further information about these and other such relationships and certain other related person transactions, refer to our 2019 Annual Report.
Note 10. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 11. Weighted Average Common Shares
Unvested share awards and other potentially dilutive common share issuances and the related impact on earnings, are considered when calculating diluted EPS. The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted EPS (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Weighted average common shares for basic earnings per share	8,169	3,136
Effect of dilutive securities: unvested share awards (1)	—	6
Weighted average common shares for diluted earnings per share	8,169	3,142

(1)	For the three months ended March 31, 2020, 22 unvested common shares were not included in the calculation of diluted EPS because to do so would have been antidilutive.

Note 12. Commitments and Contingencies
Unfunded Commitments
As of March 31, 2020, we had unfunded commitments of $24,753 related to our loans held for investment. These commitments are not reflected in our condensed consolidated balance sheets. Loans held for investment related to our unfunded commitments had a weighted average initial maturity of 1.7 years. See Note 4 for further information related to loans held for investment.
Secured Borrowings
As of March 31, 2020, we had an aggregate of $196,344 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 1.4 years. See Note 5 for further information regarding our secured debt agreements.
Note 13. Subsequent Events
    The borrower under our loan related to a property located in Coppell, TX requested relief from its debt service obligation owed to us and failed to make its April 2020 debt service payment by the scheduled due date, resulting in a default under the loan agreement. This full recourse loan has an outstanding principal balance of $22,204, which accounts for approximately 8.2% of the aggregate outstanding principal balance of our loan portfolio. In response to this default, we implemented a cash flow sweep on this borrower's accounts and the loan agreement was modified to increase the interest reserve balance that may be used to make interest payments, if needed, and to waive the default. Before this loan modification and related waiver of default become effective, the borrower is required to pay us rent it collected for April 2020 to fulfill a portion of its debt service obligation. As of May 1, 2020, the borrower has not yet fulfilled this obligation. We have not recorded an allowance for loan loss with respect to this investment because we believe it is probable that we will ultimately collect all outstanding loan amounts due under this loan. As of May 1, 2020, all of our other borrowers have paid all of their debt service obligations owed to us and none of the other loans included in our investment portfolio are in default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $75,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our condensed consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
Our Manager is registered with the Securities and Exchange Commission, or the SEC, as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended. or the Investment Company Act.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic, and several states and municipalities have declared public health emergencies. The COVID-19 pandemic, and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, have severely negatively impacted the global economy, including the U.S. economy. As a result, most market observers believe the global economy is currently in the midst of a recession. These conditions have adversely impacted some of our borrowers’ tenants, which in turn, has adversely impacted our borrowers’ businesses and liquidity and their ability to pay interest owed under our loans. See elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information about the impact these conditions have had on our borrowers, our loans and Master Repurchase Agreement, as well as on the broader market conditions, including for the CRE lending industry, and certain actions we have taken in response.
We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our borrowers and their ability to withstand the current economic conditions and continue to fund their debt service obligations owed to us,

•	our operations, liquidity and capital needs and resources,

•	conducting financial modeling and sensitivity analysis,

•
actively communicating with our borrowers, Citibank and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed to us.

In order to preserve cash, we announced on March 30, 2020 that we had reduced the rate of our quarterly distributions payable to our common shareholders to $0.01 per share.
We believe that some of our impacted borrowers or their tenants may benefit from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by Congress in March 2020, or other Federal or state assistance allowing them to continue or resume business activity.

We do not have any employees and the personnel and various services we require to operate our business are provided to us by our Manager, or through our Manager, RMR LLC pursuant to our management agreement with our Manager and our Manager’s shared services agreement with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and RMR LLC’s other managed companies, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support. RMR LLC has also taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include among others:

•	the duration and severity of the current economic downturn;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal level of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q.
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	March 31, 2020	December 31, 2019
Shareholders' equity	$86,032	$86,221
Total outstanding common shares	8,239	8,240
Book value per common share	$10.44	$10.46

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2020 and December 31, 2019:

	Balance at March 31, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$296,987	$260,167
Unfunded loan commitments (1)	$24,753	$17,268
Principal balance	$272,234	$242,899
Unamortized net deferred origination fees	$(747)	$(821)
Carrying value	$271,487	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.40%	6.41%
Weighted average maximum maturity (years) (3)	3.4	3.6
Weighted average LTV	68%	70%

(1)	Unfunded commitments will primarily be funded to finance property and building improvements and leasing capital. These commitments will generally be funded over the term of each loan.

(2)	All in yield includes the amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.
Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2020:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Coppell, TX	Retail	02/05/2019	$22,915	$22,204	L + 3.50%	L + 4.25%	02/05/2021	73%	4
Houston, TX	Multifamily	05/10/2019	28,000	27,475	L + 3.50%	L + 4.37%	11/10/2022	56%	4
Paradise Valley, AZ	Retail	11/30/2018	12,790	9,724	L + 4.25%	L + 5.76%	11/30/2022	48%	4
Dublin, OH	Office	02/18/2020	22,820	12,947	L + 3.75%	L + 5.55%	02/18/2023	33%	3
Metairie, LA	Office	04/11/2018	18,102	17,030	L + 5.00%	L + 5.65%	04/11/2023	79%	4
Barrington, NJ	Industrial	05/06/2019	37,600	34,962	L + 3.50%	L + 4.05%	05/06/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	13,901	L + 4.00%	L + 4.60%	06/26/2023	69%	4
St. Louis, MO	Office	12/19/2018	29,500	27,477	L + 3.25%	L + 3.75%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2023	62%	4
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	2
Omaha, NE	Retail	06/14/2019	14,500	13,015	L + 3.65%	L + 4.05%	06/14/2024	77%	3
Yardley, PA	Office	12/19/2019	14,900	14,008	L + 3.75%	L + 4.48%	12/19/2024	75%	3
Orono, ME	Multifamily	12/20/2019	18,110	17,037	L + 3.25%	L + 3.89%	12/20/2024	72%	3
Allentown, PA	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/2025	67%	3
Total/weighted average			$296,987	$272,234	L + 3.59%	L + 4.29%		68%	3.3

(1)	All in yield includes the amortization of deferred fees.

(2)	Maximum maturity assumes all extension options are exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

As of March 31, 2020, we had $296,987 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 14 first mortgage whole loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the case of our retail, hospitality and office property collateral with exposure to the oil and gas industries, which are the types of properties that have been highly impacted by the pandemic. We expect that those negative impacts may continue and apply to other borrowers and their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed to us as currently scheduled. As a result, we have downgraded six loans representing 42% of the carrying value of our loan portfolio to a loan risk rating of “4” or “higher risk”. All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we are actively engaging with each of our borrowers to assess performance of their business plans with respect to underlying assets, among other things.
    The borrower under our loan related to a property located in Coppell, TX requested relief from its debt service obligation owed to us and failed to make its April 2020 debt service payment by the scheduled due date, resulting in a default under the loan agreement. This full recourse loan has an outstanding principal balance of $22,204, which accounts for approximately 8.2% of the aggregate outstanding principal balance of our loan portfolio. In response to this default, we implemented a cash flow sweep on this borrower's accounts and the loan agreement was modified to increase the interest reserve balance that may be used to make interest payments, if needed, and to waive the default. Before this loan modification and related waiver of default become effective, the borrower is required to pay us rent it collected for April 2020 to fulfill a portion of its debt service obligation. As of May 1, 2020, the borrower has not yet fulfilled this obligation. We have not recorded an allowance for loan loss with respect to this investment because we believe it is probable that we will ultimately collect all outstanding loan amounts due under this loan. As of May 1, 2020, all of our other borrowers have paid all of their debt service obligations owed to us and none of the other loans included in our investment portfolio are in default.
We did not have any impaired loans or non-accrual loans as of March 31, 2020; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed to us, which may result in the impairment of those loans, and the recording loan loss reserves with respect to those loans and recording of any income from those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Financing Activities
The table below is an overview of our debt agreements that provided financing for our loans held for investment as of March 31, 2020 and December 31, 2019:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
March 31, 2020:
Master repurchase facility	11/06/2021	$196,344	$17,138	$213,482	$272,234
December 31, 2019:
Master repurchase facility	11/06/2021	$165,536	$47,946	$213,482	$242,899
The table below details our Master Repurchase Facility activities during the three months ended March 31, 2020:

Total
Balance at December 31, 2019	$164,694
Advancements	30,806
Repayments	—
Deferred Fees	(53)
Amortization of Deferred Fees	119
Balance at March 31, 2020	$195,566
As of March 31, 2020, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2020, we had a $196,344 aggregate outstanding principal balance under our Master Repurchase Agreement. In light of the impact of the COVID-19 pandemic, we are actively engaging with Citibank regarding our liquidity position and the status of the loans in our portfolio which are financed under our Master Repurchase Agreement. Our Master Repurchase Agreement is structured with risk mitigation mechanisms including a cash flow sweep which would allow Citibank to control interest payments from our borrowers under our loans which are financed under our Master Repurchase Agreement, and the ability to accelerate dates of repurchase and institute margin calls which may require us to pay down balances associated with one or more of our loans which are financed under our Master Repurchase Agreement. As of May 1, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
We could experience a loss on repurchase transactions under our Master Repurchase Agreement if a counterparty to these transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of that term, or if we default on our obligations under the applicable agreement governing any such arrangement.
As of February 18, 2020, we closed two additional loans and we have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. See “—Factors Affecting Operating Results—Market Conditions” below for information regarding the impact of the current market conditions on the access of capital for CRE lenders such as us.

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,284	$3,000	$1,284	43%
Less: interest and related expenses	(1,757)	(1,549)	(208)	13%
Income from investments, net	2,527	1,451	1,076	74%

OTHER EXPENSES:
General and administrative expenses	540	503	37	7%
Reimbursement of shared services expenses	321	370	(49)	(13%)
Total expenses (1)	861	873	(12)	(1%)

Net income	$1,666	$578	$1,088	188%

Weighted average common shares outstanding - basic	8,169	3,136	5,033	160%
Weighted average common shares outstanding - diluted	8,169	3,142	5,027	160%

Net income per common share - basic and diluted	$0.20	$0.18	$0.02	11%

(1)
Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement through the period ending June 30, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $320 and $223 of base management fees for the three months ended March 31, 2020 and 2019, respectively, and no incentive fees would have been paid or payable for either of the three months ended March 31, 2020 and 2019.

Interest income from investments. The interest income from investments of $4,284 for the 2020 period reflects interest earned on the 14 loans included in our loan portfolio at March 31, 2020. Interest income from investments of $3,000 for the 2019 period primarily consists of interest earned on the nine loans included in our loan portfolio at March 31, 2019.
Interest and related expenses. The increase in interest and related expenses is a result of higher outstanding advancements under our Master Repurchase Facility, partially offset by declining LIBOR rates during the 2020 period as compared to the 2019 period.
General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share based compensation expense and professional fees. General and administrative expenses increased for the 2020 period as compared to the 2019 period as a result of increases in professional fees and share based compensation.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursements for the costs our Manager arranges on our behalf from RMR LLC. Reimbursement of shared services expenses for the 2020 period declined as compared to the 2019 period due to our reduced usage of shared services resulting from our loan portfolio being fully invested.
Net income. The increase in net income for the 2020 period as compared to the 2019 period is due to the changes noted above.
Non-GAAP Financial Measures
We present Core Earnings, which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to net income determined in accordance with GAAP or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Core Earnings may not be comparable to the core earnings as reported by other companies.

We believe that Core Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Core Earnings is used in determining the amount of base management and incentive fees payable by us to our Manager under our management agreement.
Core Earnings
We calculate Core Earnings as net income, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the incentive fees earned by our Manager (if any); (b) depreciation and amortization (if any); (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP) (if any); and (e) one-time events pursuant to changes in GAAP and certain non-cash items (if any).

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Income to Core Earnings:
Net income	$1,666	$578
Non-cash equity compensation expense	42	35
Core earnings	$1,708	$613

Weighted average common shares outstanding - basic	8,169	3,136
Weighted average common shares outstanding - diluted	8,169	3,142

Core earnings per common share - basic and diluted	$0.21	$0.20
Factors Affecting Operating Results
Our results of our operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. In order to grow our loan portfolio, we will need to obtain additional capital. However, our access to additional capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See " —Market Conditions" below. We have experienced and may continue to experience challenges raising equity capital in the future.
Market Conditions. Prior to the COVID-19 pandemic, CRE investment sales transaction volume for the first two months of 2020 was up over 7% compared to the same period last year according to Real Capital Analytics (market data and/or forecasts obtained from Real Capital Analytics are ©2019 Real Capital Analytics, Inc. all rights reserved) and according to the Mortgage Bankers Association, $601,000,000 in commercial and multifamily loans were originated in 2019, a 5% increase from 2018. At year end, there was approximately $3,700,000,000 in CRE debt outstanding, 55% greater than what was outstanding at the end of 2007 and $250,000,000 more than at the end of 2018. In 2019, alternative lenders, like us, had gained considerable market share, comprising approximately 11.9% of total mortgage debt outstanding at year end according to the Mortgage Bankers Association and loan pricing had begun to stabilize, with loan spreads averaging approximately 300 basis points over LIBOR. The credit spread compression in 2019 allowed alternative CRE lenders the opportunity to provide capital for the financing of properties that are near or at stabilization. In addition, the wider array of uses for alternative debt has exposed alternative lenders to a broader borrower base which has increased the diversity and quality of loan portfolios.
The COVID-19 pandemic has had a severe impact on the commercial real estate debt markets. Credit spreads on recently issued, 10-year, investment grade commercial mortgage backed securities, or CMBS, bonds increased from approximately 80 basis points in late February to over 325 basis points in late March, which has effectively shut down the market for any new CMBS issuance. The U.S. Federal Reserve's April 9, 2020 announcement detailing its plan to offer $2,300,000 in loans has provided much needed liquidity to the CRE debt markets by expanding the Term Asset-Backed Securities Loan Facility, or TALF, to include AAA rated CMBS bonds issued prior to March 23, 2020. TALF, however, does not include newly issued CMBS or commercial real estate collateralized loan obligation, or CRE-CLO, bonds at this time. We expect that CMBS lenders will continue to refrain from providing new CRE loans until bond spreads tighten enough to allow for the sale or securitization of existing and any new loans on their balance sheets.
Alternative lenders have also sharply reduced providing new loan originations. Many appear to be waiting for market volatility to subside. Most alternative lenders finance properties with respect to which the borrowers have value enhancing business plans, which can be challenging to evaluate in this economic environment. Other alternative lenders appear to be unable to lend, financially burdened by margin calls, increased pricing or the loss of credit facilities all together. Alternative lenders that use mark-to-market repurchase facilities have been forced to cover margin calls due to volatility in pricing, regardless of the credit quality or performance of the loan collateral. Those with significant exposure to hospitality and retail have begun to see COVID-19 pandemic related travel and shelter in-place restrictions impact loan performance and are in active dialogue with borrowers most severely impacted by the economic shutdown. Despite the growth and maturation of the alternative lending segment, there is likely to be some attrition of less established alternative lenders with inadequate balance sheets or access to cost-effective financing to withstand a prolonged, deep economic downturn. We expect that until the volatility in the bond market subsides and repurchase and warehouse facility providers are willing and able to fund new loans, many alternative lenders will focus on actively managing existing loan portfolios.
We believe that, compared to 2008 through 2010, the commercial real estate debt markets are better positioned to weather an economic downturn. Lenders maintained disciplined underwriting standards during the period preceding the outbreak of the COVID-19 pandemic. Although the average LTV ratios of traditional lenders increased from 62% in 2018 to 64% in 2019, this ratio is lower than the 70% average LTV ratio seen in 2008 and 2009 according to Real Capital Analytics, Inc. We believe that the increased government regulations imposed on banks and insurers in response to the last financial crisis generally have them better positioned for the current economic downturn. Furthermore, increased government regulation was a catalyst for the growth of the alternative lender segment of the CRE debt markets. Alternative lenders filled the void left by banks to provide financing to borrowers secured by properties with value add and opportunistic business plans.
Despite the volatility and recent liquidity challenges impacting the CRE debt markets, we believe that the recent maturation of the alternative lending market positions it well for future growth, subject to the duration and severity of the current economic downturn. In the near term, borrowing costs are likely to increase as banks and alternative lenders slowly get back into the market and determine how to quantify and price risk in the midst of a recession. We believe that once the U.S. economy returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.
At year end, there was approximately $196,000,000 in un-invested capital in closed end real estate equity funds, 70% of which was earmarked for value add and opportunistic strategies according to Newmark Knight Frank. In addition, according to Prequin, more than $18,000,000 was raised in the first quarter of 2020 by CRE equity funds and there were over 930 CRE equity funds seeking to raise $297,000,000 of capital to invest in CRE of which more than half target value enhancing and opportunistic investment strategies. Subject to changes to these plans, we expect there will be significant future demand for bridge loans, including in the middle market, when the U.S. economy returns to a more stable state for a sustained period.

According to Real Capital Analytics, approximately 80% of all sales transactions are for property values between $15,000 and $75,000.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) coupons on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher interest rates; and (d) refinancing by our borrowers to become more difficult and costly, negatively impacting refinancing as a source of repayment for our investments. See " —Market Conditions" above for a discussion of the current market including interest rates.
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
Size of Portfolio. The size of our loan portfolio, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our loan portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our loan portfolio. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our loan portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. At this time, we are focused on managing our current loan portfolio. We believe our growth is limited by our ability to access additional cost-effective capital.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include payments of principal, interest and fees we receive on our investments, other cash we may generate from our operating results and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. As of March 31, 2020, the maximum amount available for advancement under our Master

Repurchase Facility was $213,482 and the weighted average interest rate for advancements under our Master Repurchase Facility was 3.50%. Our Master Repurchase Facility is scheduled to expire on November 6, 2021. For further information regarding our Master Repurchase Facility, see Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "-Overview-Financing Activities" above.

Cash Provided by Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities of $1,308 was primarily due to our net income for the period and favorable changes in working capital from amounts due to our Manager accrued but not yet paid, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received and expenses paid in the period but accrued in previous periods.
During the three months ended March 31, 2019, net cash used in operating activities of $251 was primarily due to our net income for the period, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received.
Cash Used in Investing Activities
During the three months ended March 31, 2020, net cash used in investing activities consisted of $25,738 of loan originations, net of deferred fees, and $3,176 of additional fundings on our loans held for investment.
During the three months ended March 31, 2019, net cash used in investing activities consisted of $44,105 of loan originations, net of deferred fees received on our loans held for investment, and $668 of additional fundings on our loans held for investment.
Cash Provided by Financing Activities
During the three months ended March 31, 2020, our cash provided by financing activities primarily consisted of $30,806 of advancements under our Master Repurchase Facility, partially offset by distributions paid to our shareholders.
During the three months ended March 31, 2019, our cash flows provided by financing activities consisted of $31,866 of advancements under our Master Repurchase Facility, partially offset by distributions paid to our shareholders.
As of March 31, 2020, we have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional fundings to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.
Distributions
During the three months ended March 31, 2020, we paid a quarterly distribution to our shareholders totaling $1,813 using cash on hand. For further information regarding distributions, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On March 31, 2020, we announced that, due to the uncertainty and extreme disruption to the U.S. capital markets as a result of the COVID-19 pandemic and its resulting impact on the U.S. economy, we reduced our quarterly distribution rate on our common shares for the first quarter of 2020 to $0.01 per common share, or approximately $82, in order to preserve our capital. This distribution will be paid to our common shareholders of record as of the close of business on April 10, 2020 and we expect to pay this distribution on or about May 21, 2020. Our Board of Trustees will continue to monitor our financial performance and economic outlook as the year progresses to determine a prudent level for any subsequent quarterly distributions for 2020 or declare and pay a distribution required to maintain our qualification for taxation as a REIT. Depending upon the ultimate distribution requirement in 2020, if any, the reduction of the distribution could preserve up to $5.2 million of capital this year.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2020 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$24,753	$4,301	$20,452	$—	$—
Principal payments on master repurchase facility (2)	196,344	28,910	167,434	—	—
Interest payments (3)	7,541	5,099	2,442	—	—
	$228,638	$38,310	$190,328	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date to which the commitments relate.

(2)	The allocation of outstanding advancements under our Master Repurchase Agreement is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.

(3)
Projected interest expense is attributable to only our debt service obligations at existing rates as of March 31, 2020 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2020 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Facility also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
In connection with our Master Repurchase Agreement, we entered into the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
As of March 31, 2020, we had a $196,344 aggregate outstanding principal balance under our Master Repurchase Agreement. In light of the impact of the COVID-19 pandemic, we are actively engaging with Citibank regarding our liquidity position and the status of the loans in our portfolio which are financed under our Master Repurchase Agreement. Our Master Repurchase Agreement is structured with risk mitigation mechanisms including a cash flow sweep which would allow Citibank to control interest payments from our borrowers under our loans which are financed under our Master Repurchase Agreement, and the ability to accelerate dates of repurchase and institute margin calls which may require us to pay down balances associated with one or more of our loans which are financed under our Master Repurchase Agreement. As of May 1, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at March 31, 2020, owned approximately 19.4% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies.

For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2019 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Changes in the general economy may impact the ability and willingness of our borrowers to pay interest on and repay principal of our loans. A U.S. recession or a slowing of economic activity in areas where the collateral for our loans are located, including as a result of the COVID-19 pandemic, caused one of our borrowers to default and may cause other borrowers to default or may cause the value of our loan collateral to be reduced below the amounts we are owed. To mitigate these market risks, we perform thorough diligence on the value of our collateral properties and of properties comparable to our collateral properties in the areas where our collateral properties are located and on the historical business practices of our borrowers and their affiliates. We compare our borrowers' business plans to our expectations for the economy where our collateral properties are located and regarding the future income potential of the specific collateral properties. We also monitor the performance of our borrowers and collateral properties. In addition, we also include provisions in our loan agreements that permit us to impose cash sweeps on our borrowers' accounts to help preserve our ability to collect amounts owed to us. Nonetheless, no amount of diligence, no matter how extensive, detailed and well informed it may be, can provide complete assurance against borrower defaults or against the deterioration of collateral values in declining market conditions. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.
Floating Rate Investments
As of March 31, 2020, our loans held for investment had an aggregate principal balance of $272,234 and the weighted average maximum maturity of our loan portfolio was 3.4 years, assuming full term extensions of all loans. All our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At March 31, 2020, our floating rate debt obligations consisted of $196,344 in outstanding advancements under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
All our floating rate debt was borrowed in U.S. dollars and requires interest to be paid at a rate of LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon selling additional mortgage loans and other assets under our Master Repurchase Facility, we are vulnerable to increases in interest rate premiums due to market conditions or perceived credit characteristics of our borrowers.
The table below details the impact, based on our current loan portfolio and debt outstanding at March 31, 2020, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of March 31, 2020	Interest Rate Per Year (1)	100 Basis Point Increase	86 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$272,234	5.70%	$136	$—
Master repurchase facility	(196,344)	2.87%	(1,963)	1,694
Total change in net income from investments			$(1,827)	$1,694

Annual earnings per share impact (2)			$(0.22)	$0.21

(1)	Weighted based on interest rates and principal balances as of March 31, 2020.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2020.

(3)
Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. We do not currently have a LIBOR floor provision in our Master Repurchase Agreement. As a result, if LIBOR decreases below the floor established for any of our investments, our income from investments will decrease less than our borrowing costs and the net amount may result in an increase in our net investment income. The above table illustrates the incremental impact on our annual income from investments, net, due to increases and decreases in LIBOR of 100 basis points taking into consideration our borrowers' interest rate floors as of March 31, 2020. The 100-basis point decrease in LIBOR used in the analysis above has been limited in that analysis to 0.86% to result in a LIBOR rate of 0.00%. The results are based on our current loan portfolio and debt outstanding at March 31, 2020. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.

To mitigate the impact of future changes in market interest rates on our business, we require borrowers to pay floating interest rates to us rather than fixed interest rates on our loans held for investment and, to the extent that we use leverage to make investments, we will continue to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and debt service obligations owed to us from fixed to floating rates or the reverse.
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. All the agreements governing our loans held for investment require our borrowers, and under our Master Repurchase Facility we are required, to pay interest at floating rates based on LIBOR. Future agreements governing loans that we may make and debt that we may incur may also require interest to be paid at floating rates based on LIBOR. We currently expect that the determination of interest under such agreements would be revised as provided under such agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under such agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers,

•	The likelihood and extent to which our borrowers will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to fund their debt service obligations owed to us,

•	Our expectations about our borrowers’ business plans and their abilities to successfully execute them,

•	Our expectations regarding the diversity and other characteristics of our loan investment portfolio,

•	Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,

•	Our expectations of the opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy returns to a more stable state for a sustained period,

•	Our ability to obtain additional capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our expectations as to the amount of capital we may be able to preserve as a result of reducing the distribution rate on our common shares,

•	Our operating and investment targets, investment and financing strategies and leverage policies,

•	Our expected operating results,

•	The amount and timing of cash flows we receive from our investments,

•	Our expectations regarding the impact of the COVID-19 pandemic on our borrowers and our financial condition,

•	The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,

•	Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•	The origination, extension, exit, prepayment or other fees we may earn from our investments,

•	Yields that may be available to us from mortgages on middle market and transitional commercial real estate,

•	The duration and other terms of our loan agreements with borrowers,

•	The credit qualities of our borrowers,

•	The ability and willingness of our borrowers to repay our investments in a timely manner or at all,

•	Our projected leverage,

•
The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:

•	The impact of conditions in the economy, the CRE, industry and the capital markets on us and our borrowers,

•	Competition within the CRE lending industry,

•	Changes in the availability, sourcing and structuring of CRE lending,

•	Defaults by our borrowers,

•	Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them,

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and

•
Additional factors, including, but not limited to, those set forth in the section captioned "Risk Factors" in this Quarterly Report on Form 10-Q and the section captioned "Risk Factors" in our 2019 Annual Report.

For example:

•	We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,

•
To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,

•
We reduced our quarterly cash distribution to common shareholders to $0.01 per share. Our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will resume paying distributions in the future at historic levels or that we will increase distributions in the future,

•	Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,

•	Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy returns to a more stable state for a sustained period may not be correct,

•	Contingencies related to loans that we may enter applications with borrowers for but have not closed may not be satisfied,

•
The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the assets that serve as the collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,

•
Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,

•
The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet commitments from actions that Citibank takes if our borrowers default or the value of our collateral declines below required levels,

•
Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges imposed by the COVID-19 pandemic, including with respect to our liquidity and financial results,

•
Our engagement with Citibank, the lender under our Master Repurchase Facility, and our borrowers may not enable us to maximize our ability to collect interest and principal on our investments and minimize any actions that Citibank may take if our borrowers default or the value of any of the collateral underlying our loans declines below prescribed levels. These actions may not succeed or, any success they may have, may not prevent us from realizing negative impacts from the current business conditions, including with respect to our liquidity and financial results. Further, despite our active engagement with Citibank, Citibank may ultimately determine to utilize one or more of the risk mitigation mechanisms available to it under our Master Repurchase Agreement,

•
The risk mitigation mechanisms that apply to our investments may not adequately cover our borrowers' debt service amounts and the borrowers may not be able to fully fund their debt service obligations owed to us,

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

•
Although, as of May 1, 2020, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,

•
Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,

•
Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,

•	Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,

•
As of March 31, 2020, we have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,

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
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report or in our other filings with the SEC, including in the section captioned “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our 2019 Annual Report. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained in the section captioned “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.
Our business, operations, financial results and liquidity have been materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.

COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.

These conditions have materially and adversely impacted our business, results of operations and liquidity. In addition, some of our borrowers and their tenants have experienced substantial declines in their businesses and some of our borrowers have sought relief from us from their debt service obligations owed to us, and we expect these declines and requests to continue or increase in the future. As a result of the COVID-19 pandemic and restrictions implemented in response, there have been construction moratoriums and decreases in available construction workers and construction activity, including required inspectors and governmental personnel for permitting and other requirements. These conditions may prevent our borrowers from completing ongoing and planned construction projects and improving their properties that secure our loans. As a result, borrowers may be unable to generate sufficient cash flow to make payments on or refinance our loans, and we may not recover some or all of our investment. We have, as of May 1, 2020, provided relief to one of our borrowers who is in default and we are actively engaging in discussions with our borrowers to maximize our ability to collect interest and principal payments from them. We cannot be sure these efforts will succeed and, if the current economic conditions continue or worsen for a prolonged period, there is a significant risk that some of our other borrowers may default on their debt service obligations owed to us.

During economic recessions, real estate values typically decline, sometimes significantly. Declining real estate values may increase the likelihood that our borrowers will default on their debt service obligations owed to us and that we will incur losses as a result because the value of the collateral that secures our loans may then be less than the debt owed to us plus our costs of recovery. Further, if borrowers do not repay our loans or we realize amounts that are less than the amount of the investment plus our costs, our investment portfolio will reduce in size. In addition, if a borrower defaults on our loan and we take actions related to the collateral securing that loan, we may be delayed for an extended period of time on converting that collateral to investable cash, which would impair our ability to redeploy that capital and grow our portfolio.

We have been limited in our ability to access capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is sustained for an extended period, we expect that we will be further challenged in accessing capital. As a result, our ability to grow our business and investment portfolio may be limited for an indefinite period.

In addition, we believe that the risks associated with our investments will be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Consequently, our investment strategy may be adversely affected by a prolonged economic downturn or recession related to the COVID-19 pandemic where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Any sustained period of increased payment delinquencies, foreclosures or losses resulting from the impact of the COVID-19 pandemic would adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19 and the current market disruptions and volatility affecting us include, but are not limited to:

•	the current low market price of our common shares may continue for an indefinite period and could decline further;

•	possible significant declines in the value of our portfolio;

•	our inability to accurately or reliably value our portfolio;

•	our inability to comply with financial covenants that could result in our defaulting under our Master Repurchase Agreement;

•	our maintaining the current reduced rate of distributions on our common shares for an extended period of time or suspending our payment of distributions entirely;

•
our failure to pay interest and principal when due on our outstanding debt, which would result in events of default under our Master Repurchase Facility and our possible loss of our Master Repurchase Facility;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	increased risk of default or bankruptcy of our borrowers;

•
increased risk of our borrowers being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and to pay their debt service obligations owed to us;

•
our and our borrowers’ inability to operate our businesses if the health of our respective management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our borrowers.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We currently reduced our quarterly distribution rate on our common shares to $0.01 per share; future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
We announced on March 31, 2020 that we had reduced our quarterly cash distributions on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to restrictions contained in our Master Repurchase Agreement and may be subject to restrictions in future debt service obligations we may incur; during the continuance of any event of default under our Master Repurchase Agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our

Board of Trustees in its discretion. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid.
For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.
In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

Some of our borrowers have requested relief from their debt service obligations owed to us in response to the current economic conditions resulting from the COVID-19 pandemic and we expect to receive additional similar requests in the future; we may determine to grant relief in response to these requests in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted some of our borrowers’ businesses, operations and liquidity. Some of our borrowers have requested relief from their debt service obligations owed to us. As of May 1, 2020, we have provided one borrower with relief in the form of an increased interest reserve. We expect to receive additional similar requests in the future, and we may determine to grant relief in the future if we determine it prudent or appropriate to do so. In addition, if our borrowers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we may incur losses of all or some of our loan investments to them, including if the collateral securing our loans less our costs of recovery are less than the defaulted amounts.
Our borrowers and their tenants may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act, and even if they are eligible, any benefits they realize from participating in such programs may not be sufficient to enable our borrowers to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.
On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, provides billions of dollars of relief to individuals and businesses suffering from the impact of the COVID-19 pandemic. However, receipt of government funds and other benefits from the CARES Act is subject to a detailed application and approval process and it is too soon to accurately predict whether our borrowers and their tenants will meet any eligibility requirements, how and when any government funds will flow to them (if at all) and the effect these funds may have in offsetting the drastic cash flow disruptions experienced by our borrowers. Further, there can be no guarantee that any relief provided by the CARES Act, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated by the CARES Act, will enable our borrowers to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.
Our Master Repurchase Agreement requires, and the agreements governing any additional repurchase facilities, bank credit facilities or debt arrangements that we may enter will likely require, us to provide additional collateral or pay down debt.

Our Master Repurchase Facility, or other repurchase or bank credit facilities (including term loans and revolving facilities) or debt arrangements that we may enter into to finance investments, may involve the risk that the value of the investments sold by us or pledged to the provider of such repurchase or other bank credit facilities or debt arrangements may decline, and, in such circumstances, we would likely be required to provide additional collateral or to repay all or a portion of the funds advanced thereunder. With respect to our Master Repurchase Facility, subject to certain conditions, Citibank has sole discretion to determine the market value of the investments that serve as collateral under the facility for purposes of determining whether we are required to pay margin to Citibank. Where a decline in the value of collateral, including as a result of the impact of COVID-19 pandemic, results in a margin deficit, Citibank may require us to eliminate that margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. We may not have funds available to eliminate any such margin deficit and may be unable to raise funds from alternative sources on favorable terms or at all, which would likely result in a default under our Master Repurchase Agreement. In the event of any such default, Citibank could accelerate our outstanding debts and terminate our ability to obtain additional advancements under our Master Repurchase Facility, and our financial condition and prospects would be materially and adversely affected. Any debt arrangements that we may enter into in the future would likely contain similar provisions. In addition, if any of our current or future lenders file for bankruptcy or become insolvent, our investments that serve as collateral under the applicable repurchase or other bank credit facilities or debt arrangement may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of those assets. Such an event could restrict our access to additional debt arrangements and therefore increase our cost of capital. Lenders under any future repurchase or other bank credit facilities or debt arrangements may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets to maximum capacity, which could reduce our return on assets. If we are unable to meet any such collateral obligations, our financial condition and prospects could deteriorate rapidly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	384	$5.33	—	$—
Total	384	$5.33	—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain former officers and employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 dated August 3, 2017, File No. 333-219205.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter, dated as of April 10, 2020, between the Company and Tremont Realty Advisors LLC regarding Management Agreement. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: May 4, 2020

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: May 4, 2020