Form 10-Q
period 2020-06-30
Tremont Mortgage Trust
filed 2020-08-04
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of August 3, 2020: 8,253,836

TREMONT MORTGAGE TRUST
FORM 10-Q
June 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$10,632	$8,732
Restricted cash	1	143
Loans held for investment, net	278,225	242,078
Accrued interest receivable	938	755
Prepaid expenses and other assets	193	221
Total assets	$289,989	$251,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$777	$1,011
Master repurchase facility, net	200,465	164,694
Due to related persons	282	3
Total liabilities	201,524	165,708

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,253,836 and 8,239,610 shares issued and outstanding, respectively	83	82
Additional paid in capital	88,979	88,869
Cumulative net income	5,965	1,937
Cumulative distributions	(6,562)	(4,667)
Total shareholders' equity	88,465	86,221
Total liabilities and shareholders' equity	$289,989	$251,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INCOME FROM INVESTMENTS:
Interest income from investments	$4,496	$3,913	$8,780	$6,913
Less: interest and related expenses	(1,368)	(2,031)	(3,125)	(3,580)
Income from investments, net	3,128	1,882	5,655	3,333

OTHER EXPENSES:
General and administrative expenses	524	618	1,064	1,121
Reimbursement of shared services expenses	242	370	563	740
Total expenses	766	988	1,627	1,861

Net income	$2,362	$894	$4,028	$1,472

Weighted average common shares outstanding - basic and diluted	8,177	5,401	8,173	4,275

Net income per common share - basic and diluted	$0.29	$0.16	$0.49	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income (Loss)	Distributions	Total
Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221
Share grants	—	—	42	—	—	42
Share repurchases	(1)	—	(2)	—	—	(2)
Net income	—	—	—	1,666	—	1,666
Distributions	—	—	—	—	(1,895)	(1,895)
Balance at March 31, 2020	8,239	82	88,909	3,603	(6,562)	86,032
Share grants	15	1	71	—	—	72
Share repurchases	—	—	(1)	—	—	(1)
Net income	—	—	—	2,362	—	2,362
Balance at June 30, 2020	8,254	$83	$88,979	$5,965	$(6,562)	$88,465

Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	32	62,575	(2,326)	(350)	59,931
Share grants	15	—	185	—	—	185
Share repurchases	(1)	—	(6)	—	—	(6)
Net income	—	—	—	894	—	894
Distributions	—	—	—	—	(702)	(702)
Issuance of shares, net	5,000	50	26,024	—	—	26,074
Balance at June 30, 2019	8,193	$82	$88,778	$(1,432)	$(1,052)	$86,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,028	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	114	220
Amortization of deferred financing costs	241	225
Amortization of loan origination and exit fees	(950)	(682)
Changes in operating assets and liabilities:
Accrued interest receivable	(575)	(525)
Prepaid expenses and other assets	28	91
Accounts payable, accrued liabilities and deposits	(234)	150
Due to related persons	279	(146)
Net cash provided by operating activities	2,931	805

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(25,738)	(119,062)
Additional funding of loans held for investment	(9,067)	(3,369)
Net cash used in investing activities	(34,805)	(122,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	35,602	92,983
Repayments under master repurchase facility	—	(11,900)
Proceeds from RMR credit agreement	—	14,220
Repayment of RMR credit agreement	—	(14,220)
Payments of deferred financing costs	(72)	(341)
Proceeds from issuance of common shares, net	—	26,074
Repurchase of common shares	(3)	(6)
Distributions	(1,895)	(1,052)
Net cash provided by financing activities	33,632	105,758

Increase (decrease) in cash, cash equivalents and restricted cash	1,758	(15,868)
Cash, cash equivalents and restricted cash at beginning of period	8,875	27,335
Cash, cash equivalents and restricted cash at end of period	$10,633	$11,467

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,941	$3,149

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$10,632	$11,467
Restricted cash	1	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$10,633	$11,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Tremont Mortgage Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our Annual Report.
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
Note 2. Summary of Significant Accounting Policies
Consolidation. For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are not able to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses. As of June 30, 2020, we concluded that our investments were not VIEs.
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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the estimated fair value of the underlying collateral, net of any costs we expect to incur to realize that value. The determination of this estimated fair value involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments regarding certain circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our condensed consolidated statements of operations.
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At June 30, 2020, we had approximately $673 of capitalized financing costs, net of amortization.
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
For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded as an impairment.
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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The table below details overall statistics for our loan portfolio as of June 30, 2020 and December 31, 2019:

	Balance at June 30, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$296,050	$260,167
Unfunded loan commitments (1)	$17,566	$17,268
Principal balance	$278,484	$242,899
Unamortized net deferred origination fees	$(259)	$(821)
Carrying value	$278,225	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.39%	6.41%
Weighted average maximum maturity (years) (3)	3.1	3.6
Weighted average LTV (4)	68%	70%

(1)	Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.

(2)	All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

(4)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.
The table below details our loan activities during the three months ended June 30, 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at March 31, 2020	$272,234	$(747)	$271,487
Additional funding	6,250	—	6,250
Net amortization of deferred fees	—	488	488
Balance at June 30, 2020	$278,484	$(259)	$278,225

The table below details our loan activities during the six months ended June 30, 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2019	$242,899	$(821)	$242,078
Additional funding	9,459	—	9,459
Originations	26,126	(388)	25,738
Net amortization of deferred fees	—	950	950
Balance at June 30, 2020	$278,484	$(259)	$278,225

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office	5	$90,427	32%	4	$71,446	30%
Hotel	1	23,848	9%	1	23,101	10%
Retail	3	45,676	16%	3	43,782	18%
Multifamily	3	69,391	25%	3	68,911	28%
Industrial	2	48,883	18%	1	34,838	14%
	14	$278,225	100%	12	$242,078	100%

	June 30, 2020			December 31, 2019
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	5	$104,461	37%	4	$90,047	37%
South	5	105,385	38%	5	103,295	43%
West	1	10,503	4%	1	9,014	4%
Midwest	3	57,876	21%	2	39,722	16%
	14	$278,225	100%	12	$242,078	100%

Loan Risk Ratings
As further described in Note 2, we evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The following table allocates the carrying value of our loan portfolio at June 30, 2020 and December 31, 2019 based on our internal risk rating policy:

	June 30, 2020		December 31, 2019
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	1	24,547	1	24,462
3	7	137,789	11	217,616
4	6	115,889	—	—
5	—	—	—	—
	14	$278,225	12	$242,078

The weighted average risk rating of our loans by carrying value was 3.5 and 2.9 as of June 30, 2020 and December 31, 2019, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been significantly negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As a result, at June 30, 2020, we had six loans representing 42% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk." These six loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020, and we did not downgrade any loans during the three months ended June 30, 2020. We did not have any impaired loans or nonaccrual loans as of June 30, 2020 or December 31, 2019.

As of August 3, 2020, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 5. Debt Agreements
The table below is an overview of our debt agreements that provided financing for our loans held for investment:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
June 30, 2020:
Master repurchase facility	$213,482	$201,138	$200,465	L + 2.00%	1.1	$278,484	$273,860

December 31, 2019:
Master repurchase facility	$213,482	$165,536	$164,694	L + 1.99%	1.6	$242,899	$242,763

(1)	The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised.

(2)	See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
Under the agreements that govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 2.47% and 4.49% for the three months ended June 30, 2020 and 2019, respectively, and 2.97% and 4.52% for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, we recorded interest expense of $1,245 and $1,479, respectively, and $2,883 and $2,563 for the six months ended June 30, 2020 and 2019, respectively, in connection with our Master Repurchase Facility.
In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of June 30, 2020, we have not received a margin call under our Master Repurchase Agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Tremont Realty Advisors LLC, or our Manager, ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of June 30, 2020, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
From July 2018 until August 2019, we were a party to a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or the TCB note payable. Following our repayment of the $31,790 then outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. We recorded $368 and $736 of interest expense for the three and six months ended June 30, 2019, respectively, in connection with the TCB note payable.
From February 2019 until May 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. Following our repayment of the $14,220 balance then outstanding under the RMR Credit Agreement, the

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

RMR Credit Agreement was terminated. We recorded $39 of interest expense for both the three and six months ended June 30, 2019, in connection with the RMR Credit Agreement.

At June 30, 2020, our outstanding advancements under our Master Repurchase Facility had the following remaining maturities:

Year	Principal Payments (1)
2020	$29,680
2021	171,458
2022	—
2023	—
2024	—
$201,138

(1)
The allocation of our outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates assuming no borrower loan extension options have been exercised.

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
As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. As of December 31, 2019, the outstanding principal balances under our Master Repurchase Facility approximated their fair values, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Master Repurchase Facility by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$278,225	$273,860	$242,078	$242,763
Financial liabilities
Master Repurchase Facility	$200,465	$197,102	$164,694	$165,536

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or six months ended June 30, 2020.

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
On May 13, 2020, in accordance with our Trustee compensation arrangements, we awarded to each of our five Trustees 3,000 of our common shares, valued at $1.92 per common share, the closing price of our common shares on Nasdaq that day.
On June 30, 2020, we purchased 390 of our common shares, valued at $3.08 per common share, the closing price of our common shares on Nasdaq on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the six months ended June 30, 2020, we declared and paid a quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 27, 2020	February 20, 2020	$0.22	$1,813
April 10, 2020	May 21, 2020	0.01	82
		$0.23	$1,895

On July 16, 2020, we declared a quarterly distribution of $0.01 per common share for the second quarter of 2020, or approximately $83, to shareholders of record on July 27, 2020. We expect to pay this distribution on or about August 20, 2020.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We did not recognize any base management or incentive fees for the three or six months ended June 30, 2020 or 2019. Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement for and through the periods ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $323 and $267 of base management fees for the three months ended June 30, 2020 and 2019, respectively, $643 and $490 of base management fees for the six months ended June 30, 2020 and 2019, respectively, and $36 of incentive fees for the three and six months ended June 30, 2020. No incentive fees would have been paid or payable for either of the three or six months ended June 30, 2019.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $280 and $409 payable to our Manager for the three months ended June 30, 2020 and 2019, respectively, and $638 and $811 for the six months ended June 30, 2020 and 2019, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

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
Our Manager is our largest shareholder and, as of June 30, 2020, owned 1,600,100 of our common shares or approximately 19.4% of our outstanding common shares.
Until May 23, 2019, we were a party to the RMR Credit Agreement.
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
Note 11. Weighted Average Common Shares
We calculate basic EPS by dividing net income by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended June 30, 2020 and 2019, 105,126 and 12,351 unvested common shares, respectively, and for the six months ended June 30, 2020 and 2019, 63,739 and 3,051 unvested common shares, respectively, were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 12. Commitments and Contingencies
Unfunded Loan Commitments
As of June 30, 2020, we had unfunded commitments of $17,566 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded commitments had a weighted average initial maturity of 1.5 years as of June 30, 2020. See Note 4 for further information related to our loans held for investment.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Secured Borrowings
As of June 30, 2020, we had an aggregate of $201,138 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 1.1 years. See Note 5 for further information regarding our secured debt agreements.
Note 13. Subsequent Events
In July 2020, the borrower under our loan related to a property located in Coppell, TX sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding balance under the loan and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.
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
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic, and several states and municipalities have declared public health emergencies. The COVID-19 pandemic and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have severely negatively impacted the global economy, including the U.S. economy. As a result, most market observers believe the global economy is currently in the midst of a recession. States and municipalities across the United States have been allowing certain businesses to re-open and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infections will continue and/or amplify or whether any “second wave” of COVID-19 infection outbreaks will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy or our business.
The current economic conditions are adversely impacting some of our borrowers’ tenants, which in turn, has negatively impacted our borrowers’ businesses and liquidity and their ability to pay interest owed under our loans. See elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information about the impact these conditions have had on our borrowers, our loans and Master Repurchase Agreement, as well as on the broader market conditions, including for the CRE lending industry, and certain actions we have taken in response.
We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our borrowers and their ability to withstand the current economic conditions and continue to fund their debt service obligations owed and due to us,

•	our operations, liquidity and capital needs and resources,

•	conducting financial modeling and sensitivity analysis,

•
actively communicating with our borrowers, Citibank and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed and due to us.

In order to preserve our near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, beginning with the first quarter of 2020, we reduced our quarterly distribution rate payable to our common shareholders to $0.01 per share and on July 16, 2020, declared a quarterly distribution payable to our common shareholders of $0.01 per share for the second quarter of 2020. In addition, our Manager extended its waiver of the management and incentive fees under our management agreement, which waiver was set to expire June 30, 2020, for and through the periods ending December 31, 2020.
We believe that some of our impacted borrowers or their tenants have benefited, and/or may in the future benefit, from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by Congress in March 2020, or other Federal or state assistance allowing them to continue or resume business activity.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by our Manager or by RMR LLC, pursuant to our management agreement with our Manager and our Manager’s shared services agreement with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure that employees of our Manager and of RMR LLC remain safe and able to support us and RMR LLC’s other managed companies, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support. RMR LLC has also taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include among others:

•	the duration and severity of the negative economic impact;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how the federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place, be re-imposed or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience any “second wave” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q.
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	June 30, 2020	December 31, 2019
Shareholders' equity	$88,465	$86,221
Total outstanding common shares	8,254	8,240
Book value per common share	$10.72	$10.46

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2020 and December 31, 2019:

	Balance at June 30, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$296,050	$260,167
Unfunded loan commitments (1)	$17,566	$17,268
Principal balance	$278,484	$242,899
Unamortized net deferred origination fees	$(259)	$(821)
Carrying value	$278,225	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.39%	6.41%
Weighted average maximum maturity (years) (3)	3.1	3.6
Weighted average LTV (4)	68%	70%

(1)	Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.

(2)	All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.

(3)	Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

(4)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.
Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2020:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Coppell, TX	Retail	02/05/2019	$22,915	$22,204	L + 3.50%	L + 4.25%	02/05/2021	73%	4
Houston, TX	Multifamily	05/10/2019	28,000	27,695	L + 3.50%	L + 4.37%	11/10/2022	56%	4
Paradise Valley, AZ(4)	Retail	11/30/2018	11,853	10,441	L + 4.25%	L + 5.72%	11/30/2022	48%	4
Dublin, OH	Office	02/18/2020	22,820	17,534	L + 3.75%	L + 5.08%	02/18/2023	33%	3
Metairie, LA	Office	04/11/2018	18,102	17,115	L + 5.00%	L + 5.65%	04/11/2023	79%	4
Barrington, NJ	Industrial	05/06/2019	37,600	34,962	L + 3.50%	L + 4.05%	05/06/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	14,199	L + 4.00%	L + 4.60%	06/26/2023	69%	4
St. Louis, MO	Office	12/19/2018	29,500	27,611	L + 3.25%	L + 3.75%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2023	62%	4
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	2
Omaha, NE	Retail	06/14/2019	14,500	13,054	L + 3.65%	L + 4.05%	06/14/2024	77%	3
Yardley, PA	Office	12/19/2019	14,900	14,178	L + 3.75%	L + 4.47%	12/19/2024	75%	3
Orono, ME	Multifamily	12/20/2019	18,110	17,037	L + 3.25%	L + 3.89%	12/20/2024	72%	3
Allentown, PA	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/2025	67%	3
Total/weighted average			$296,050	$278,484	L + 3.60%	L + 4.29%		68%	3.5

(1)	All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.

(2)	Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

(3)	LTV represents the initial loan amount divided by the underwritten in-place value at closing.

(4)	The borrower under this loan exercised its option to reduce the unfunded loan commitment allowance by $937, pursuant to the terms of the loan agreement.

As of June 30, 2020, we had $296,050 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 14 first mortgage whole loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been significantly negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As a result, at June 30, 2020, we had six loans representing 42% of the carrying value of our loan portfolio to a loan risk rating of “4” or “higher risk”. These six loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020 and we did not downgrade any loans during the three months ended June 30, 2020.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plan for the underlying collateral, among other things.
As of August 3, 2020, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
In July 2020, the borrower under our loan related to a property located in Coppell, TX sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding balance under the loan and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility.

We did not have any impaired loans, non-accrual loans or loans in default as of June 30, 2020; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
Financing Activities
The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of June 30, 2020 and December 31, 2019:

	Initial Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
June 30, 2020:
Master repurchase facility	11/06/2021	$201,138	$12,344	$213,482	$278,484
December 31, 2019:
Master repurchase facility	11/06/2021	$165,536	$47,946	$213,482	$242,899

The table below details our Master Repurchase Facility activities during the three months ended June 30, 2020:

Total
Balance at March 31, 2020	$195,566
Advancements	4,796
Deferred Fees	(19)
Amortization of Deferred Fees	122
Balance at June 30, 2020	$200,465
The table below details our Master Repurchase Facility activities during the six months ended June 30, 2020:

Total
Balance at December 31, 2019	164,694
Advancements	35,602
Deferred Fees	(72)
Amortization of Deferred Fees	241
Balance at June 30, 2020	$200,465
As of June 30, 2020, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2020, we had a $201,138 aggregate outstanding principal balance under our Master Repurchase Agreement. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of August 3, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
We could experience a loss on repurchase transactions under our Master Repurchase Agreement if a counterparty to these transactions defaults on its obligation to resell the underlying collateral back to us at the end of the transaction term, or if the value of the underlying collateral has declined as of the end of that term, or if we default on our obligations under the applicable agreement governing any such arrangement.
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

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,496	$3,913	$583	15%
Less: interest and related expenses	(1,368)	(2,031)	663	(33%)
Income from investments, net	3,128	1,882	1,246	66%

OTHER EXPENSES:
General and administrative expenses	524	618	(94)	(15%)
Reimbursement of shared services expenses	242	370	(128)	(35%)
Total expenses (1)	766	988	(222)	(22%)

Net income	$2,362	$894	$1,468	164%

Weighted average common shares outstanding - basic and diluted	8,177	5,401	2,776	51%

Net income per common share - basic and diluted	$0.29	$0.16	$0.13	81%

(1)
Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement through the period ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $323 and $267 of base management fees for the three months ended June 30, 2020 and 2019, respectively, and $36 of incentive fees for the three months ended June 30, 2020. No incentive fees would have been paid or payable for the three months ended June 30, 2019.

Interest income from investments. The increase in interest income from investments for the 2020 period reflects interest earned on the 14 loans included in our loan portfolio at June 30, 2020, as compared to 12 loans included in our loan portfolio at June 30, 2019, partially offset by a decline in average LIBOR rates for the 2020 period as compared to the 2019 period.
Interest and related expenses. The decrease in interest and related expenses is a result of a decline in average LIBOR rates for the 2020 period as compared to the 2019 period, partially offset by higher outstanding advancements under our Master Repurchase Facility.
General and administrative expenses. General and administrative expenses primarily include legal and audit fees, insurance, dues and subscriptions, Trustee fees, internal audit costs, share based compensation expense and professional fees. General and administrative expenses decreased for the 2020 period as compared to the 2019 period as a result of decreases in share based compensation.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. Reimbursement of shared services expenses for the 2020 period declined as compared to the 2019 period due to our reduced usage of shared services resulting from our loan portfolio being fully invested.
Net income. The increase in net income for the 2020 period as compared to the 2019 period is due to the changes noted above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$8,780	$6,913	$1,867	27%
Less: interest and related expenses	(3,125)	(3,580)	455	(13%)
Income from investments, net	5,655	3,333	2,322	70%

OTHER EXPENSES:
General and administrative expenses	1,064	1,121	(57)	(5%)
Reimbursement of shared services expenses	563	740	(177)	(24%)
Total expenses (1)	1,627	1,861	(234)	(13%)

Net income	$4,028	$1,472	$2,556	174%

Weighted average common shares outstanding - basic and diluted	8,173	4,275	3,898	91%

Net income per common share - basic and diluted	$0.49	$0.34	$0.15	44%

(1)
Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement through the period ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $643 and $490 of base management fees for the six months ended June 30, 2020 and 2019, respectively, and $36 of incentive fees for the six months ended June 30, 2020. No incentive fees would have been paid or payable for the six months ended June 30, 2019.

Interest income from investments. The increase in interest income from investments for the six months ended June 30, 2020 reflects interest earned on the 14 loans included in our loan portfolio at June 30, 2020, as compared to 12 loans included in our loan portfolio at June 30, 2019, partially offset by a decline in average LIBOR rates for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Interest and related expenses. The decrease in interest and related expenses is a result of a decline in average LIBOR rates for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 partially offset by higher outstanding advancements under our Master Repurchase Facility.
General and administrative expenses. General and administrative expenses decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of decreases in share based compensation.
Reimbursement of shared services expenses. Reimbursement of shared services expenses for the six months ended June 30, 2020 declined as compared to the six months ended June 30, 2019 due to our reduced usage of shared services resulting from our loan portfolio being fully invested.
Net income. The increase in net income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is due to the changes noted above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net Income to Core Earnings:
Net income	$2,362	$894	$4,028	$1,472
Non-cash equity compensation expense	71	185	113	220
Core earnings	$2,433	$1,079	$4,141	$1,692

Weighted average common shares outstanding - basic and diluted	8,177	5,401	8,173	4,275

Core earnings per common share - basic and diluted	$0.30	$0.20	$0.51	$0.40
Factors Affecting Operating Results
Our results of our operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
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
For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
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

Market Conditions. Prior to the COVID-19 pandemic, CRE transaction volumes were increasing, driving demand for CRE loans. In 2019, alternative lenders, like us, had gained considerable market share and loan pricing had begun to stabilize. The COVID-19 pandemic has had a severe impact on the CRE debt markets due to the decline in the economy and the uncertainty of future economic conditions. Since late March 2020, there have been sharp declines in real estate transaction volume and the availability of liquidity provided by traditional lending sources such as banks and commercial mortgage backed securities, or CMBS. The reduced supply of liquidity has caused an increase in credit spreads on recently issued, 10-year, investment grade CMBS, which not only increased the pricing for investments funded with debt but also increased pricing on lending sources, such as credit facilities, used to leverage such investments. Since late April 2020, market volatility has declined significantly, and CMBS loan spreads have somewhat stabilized, but are still trending substantially wider than before the COVID-19 pandemic. In addition, there have been signs of increased activity in the CMBS securitization market as lenders have begun to aggregate new loans for securitization. However, the continued low level of CRE sale transactions and the curtailing of economic activities as a result of certain states imposing or reinstating restrictions on economic activities in response to increased COVID-19 infections poses additional challenges to the underwriting process, which may continue to cause alternative lenders to refrain from providing new loans in the short term.

Many alternative lenders appear to currently be unable or unwilling to lend due to the decline in the economy and the uncertainty of future economic conditions, as well as additional financial burdens related to margin calls by repurchase and credit facility lenders resulting from decreased collateral value, increased borrowing costs or the loss of repurchase or credit facilities altogether. We believe that most alternative lenders finance properties with respect to which the borrowers have value enhancing business plans, which business plans can be challenging to evaluate in the current economic environment. Alternative lenders with significant exposure to retail and hospitality collateral have seen COVID-19 pandemic related travel and stay-at-home restrictions significantly negatively impact collateral performance and are in active dialogue with borrowers that are most significantly negatively impacted by the economic downturn. Alternative lenders that use mark-to-market repurchase facilities have been forced to cover margin calls due to volatility in pricing, regardless of the credit quality or performance of the loan collateral. Those alternative lenders that are not subject to these additional financial burdens or disproportionately negative impacts are cautiously evaluating new loan opportunities, but a lack of CRE sales volume has resulted in limited financing opportunities for those lenders that are able to deploy capital and increased competition for high quality loan opportunities.
We believe that, compared to 2008 through 2010, the CRE debt markets are better positioned to weather an economic downturn. Lenders with high exposure to hospitality and retail collateral will need to continue to closely monitor loan performance, but overall, lenders' disciplined underwriting standards during the period preceding the outbreak of the COVID-19 pandemic should help mitigate the impact. We believe that the increased government regulations imposed on banks and insurers in response to the last financial crisis generally have them better positioned for the current economic downturn. Furthermore, increased government regulation was a catalyst for the growth of the alternative lender segment of the CRE debt markets. Alternative lenders filled the void left by banks to provide financing to borrowers secured by properties with value enhancing and opportunistic business plans.
Despite the volatility and recent liquidity challenges impacting the CRE debt markets, we believe that the alternative lending market is well positioned for future growth, subject to the duration and severity of the current economic downturn. The hospitality and retail sectors have been significantly negatively impacted by the economic downturn, and loans secured by hospitality and retail collateral are expected to continue to be challenges for lenders with significant exposure to such collateral. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity do not substantially rebound, we believe that this uncertainty will continue to burden these sectors. In the near term, borrowing costs are likely to increase as banks and alternative lenders begin to increase lending activity and determine how to quantify and price risk in the midst of an economic recession. We believe that once the U.S. economy meaningfully improves and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.
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
Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to lower rates; and (d) it to become easier and more affordable for our borrowers to refinance, and as a result repay, our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments.
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR.
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. We have been limited in our ability to access capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is sustained for an extended period, we expect that we will be further challenged in accessing capital. Our sources of cash flows include payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. As of June 30, 2020, the maximum amount available for advancement under our Master Repurchase Facility was $213,482, of which we had a $201,138 aggregate outstanding principal balance, and the weighted average interest rate of advancements under our Master Repurchase Facility was 2.97% for the six months ended June 30, 2020. Our Master Repurchase Facility is scheduled to expire on November 6, 2021. For further information regarding our Master Repurchase Facility, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$8,875	$27,335
Net cash provided by (used in):
Operating activities	2,931	805
Investing activities	(34,805)	(122,431)
Financing activities	33,632	105,758
Cash, cash equivalents and restricted cash at end of period	$10,633	$11,467

Cash Provided by Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities of $2,931 was primarily due to our net income for the period and favorable changes in working capital from amounts due to our Manager accrued but not yet paid, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received and expenses paid in the period but accrued in previous periods.
During the six months ended June 30, 2019, net cash provided by operating activities of $805 was primarily due to our net income for the period, partially offset by unfavorable changes in working capital primarily due to interest income accrued and not yet received.
Cash Used in Investing Activities
During the six months ended June 30, 2020, net cash used in investing activities consisted of $25,738 of loan originations, net of deferred fees, and $9,067 of additional fundings on our loans held for investment.
During the six months ended June 30, 2019, net cash used in investing activities consisted of $119,062 of loan originations, net of deferred fees, and $3,369 of additional fundings on our loans held for investment.
Cash Provided by Financing Activities
During the six months ended June 30, 2020, our cash provided by financing activities primarily consisted of $35,602 of advancements under our Master Repurchase Facility, partially offset by distributions paid to our shareholders.
During the six months ended June 30, 2019, our cash flows provided by financing activities consisted of $92,983 of advancements under our Master Repurchase Facility, $14,220 of borrowings under the RMR Credit Agreement and $26,074 of net proceeds from the issuance and sale of our common shares in an underwritten public offering, or the Offering, partially offset by distributions paid to our shareholders. We used the Offering proceeds to repay the $14,220 balance then outstanding under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility by approximately $11,900.
As of June 30, 2020, we have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional fundings to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.
Distributions
During the six months ended June 30, 2020, we paid quarterly distributions to our shareholders aggregating $1,895, or $0.23 per common share, using cash on hand. For further information regarding distributions, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In order to preserve our near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, beginning with the first quarter of 2020, we reduced our quarterly distribution rate payable to our common shareholders to $0.01 per share and on July 16, 2020, declared a quarterly distribution payable to our common shareholders of $0.01 per share for the second quarter of 2020.

Our Board of Trustees will continue to monitor our financial performance and economic outlook as the year progresses to determine a prudent level for any subsequent quarterly distributions for 2020 or to declare and pay a distribution required to maintain our qualification for taxation as a REIT. We currently expect that we will need to make an increased distribution in the future to maintain our qualification for taxation as a REIT for 2020. However, any future distributions are subject to the approval of our Board of Trustees.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2020 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$17,566	$3,415	$14,151	$—	$—
Principal payments on master repurchase facility (2)	201,138	29,680	171,458	—	—
Interest payments (3)	5,142	3,864	1,278	—	—
	$223,846	$36,959	$186,887	$—	$—

(1)	The allocation of our unfunded loan commitments is based on the current loan maturity date to which the commitments relate.

(2)	The allocation of outstanding advancements under our Master Repurchase Agreement is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.

(3)
Projected interest expense is attributable to only our debt service obligations at existing rates as of June 30, 2020 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2020 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
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
As of June 30, 2020, we had a $201,138 aggregate outstanding principal balance under our Master Repurchase Facility. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of June 30, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at June 30, 2020, owned approximately 19.4% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies.

For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our management agreement with our Manager, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Changes in the general economy may impact the ability and willingness of our borrowers to pay interest on and repay principal of our loans. A U.S. recession or a slowing of economic activity, including as a result of the COVID-19 pandemic, in the markets where the underlying collateral for our loans are located may cause our borrowers to default or may cause the value of the collateral to decrease and be less than the outstanding amount of the loan. To mitigate these market risks, when evaluating a potential investment, we perform thorough diligence on the value of the proposed collateral, including as compared to comparable collateral in the same market, and the historical business practices and credit worthiness of our borrowers and their affiliates, as well as compare our borrowers' proposed business plans for and projected income from the proposed collateral to our expectations regarding the market conditions of the geographic area where the collateral is located and the potential for future income from the collateral. In addition, with respect to our existing loans, we continuously monitor the credit quality and performance of our borrowers and loan collateral, and we structure our loans with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. However, despite these risk mitigation efforts and measures, our borrowers may default on our loans and/or the value of the underlying collateral may decrease significantly if market conditions decline or for other reasons. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
Floating Rate Investments
As of June 30, 2020, our loans held for investment had an aggregate principal balance of $278,484 and the weighted average maximum maturity of our loan portfolio was 3.1 years, assuming all borrower loan extension options have been exercised. All our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At June 30, 2020, our floating rate debt obligations consisted of $201,138 in outstanding advancements under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2021, subject to early termination as provided for in our Master Repurchase Agreement.
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
The table below details the impact, based on our current loan portfolio and debt outstanding at June 30, 2020, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of June 30, 2020	Interest Rate Per Year (1)	100 Basis Point Increase	18 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$278,484	5.70%	$—	$—
Master repurchase facility	(201,138)	2.18%	(2,011)	355
Total change in net income from investments			$(2,011)	$355

Annual earnings per share impact (2)			$(0.25)	$0.04

(1)	Weighted based on interest rates and principal balances as of June 30, 2020.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended June 30, 2020.

(3)
Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. We do not currently have a LIBOR floor provision relating to any of the outstanding balances under our Master Repurchase Facility. As a result, if LIBOR decreases below the floor established for any of our investments, our income from investments will decrease less than our borrowing costs and the net amount may result in an increase in our net investment income. The above table illustrates the incremental impact on our annual income from investments, net, due to increases and decreases in LIBOR of 100 basis points, taking into consideration our borrowers' interest rate floors as of June 30, 2020. The 100 basis point increase in LIBOR used in the analysis above does not result in any increase in interest we would receive in our loans held for investment because the increased rate would not exceed the current interest rate floor provision. The 100 basis point decrease in LIBOR used in the analysis above has been limited in that analysis to 18 basis points to result in a LIBOR rate of 0.00%. The results are based on our current loan portfolio and debt outstanding at June 30, 2020. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers,

•	The likelihood and extent to which our borrowers will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to fund their debt service obligations owed to us,

•	Our expectations about our borrowers’ business plans and their abilities to successfully execute them,

•	Our expectations regarding the diversity and other characteristics of our loan investment portfolio,

•	Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,

•	Our expectations of the opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period,

•	Our ability to obtain additional capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our expectations as to the amount of capital we may be able to preserve as a result of reducing the distribution rate on our common shares,

•	Our operating and investment targets, investment and financing strategies and leverage policies,

•	Our expected operating results,

•	The amount and timing of cash flows we receive from our investments,

•	Our expectations regarding the impact of the COVID-19 pandemic on our borrowers and our financial condition,

•	The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,

•	Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•	The origination, extension, exit, prepayment or other fees we may earn from our investments,

•	Yields that may be available to us from mortgages on middle market and transitional CRE,

•	The duration and other terms of our loan agreements with borrowers,

•	The credit qualities of our borrowers,

•	The ability and willingness of our borrowers to repay our investments in a timely manner or at all,

•	Our projected leverage,

•
The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,

•	Our qualification for taxation as a REIT,

•	Our expectation that we will need to make an increased distribution in the future to maintain our qualification for taxation as a REIT for 2020,

•	Our ability to maintain our exemption from registration under the Investment Company Act,

•	Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances,

•	Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,

•	Regulatory requirements and the effect they may have on us or our competitors, and

•	Other matters.
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

•
Additional factors, including, but not limited to, those set forth in Part II, Item IA, "Risk Factors" of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.

For example:

•	We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,

•
To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,

•
Beginning with the first quarter of 2020, we reduced our quarterly distribution rate on our common shares to $0.01 per share. Our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our

Board of Trustees in its discretion. Therefore, we cannot be sure that we will resume paying distributions in the future at historic levels or that we will increase distributions in the future,

•	Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,

•	Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy improves and returns to a more stable state for a sustained period may not be correct,

•
The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,

•
Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,

•
The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet commitments from actions that Citibank takes if our borrowers default or the value of our collateral declines below required levels,

•
Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges imposed by the COVID-19 pandemic, including with respect to our liquidity and financial results,

•
Our engagement with Citibank, the lender under our Master Repurchase Facility, and our borrowers may not enable us to maximize our ability to collect interest and principal on our investments and minimize any actions that Citibank may take if our borrowers default or the value of any of the collateral underlying our loans declines below prescribed levels. These actions may not succeed or, any success they may have, may not prevent us from realizing negative impacts from the current business conditions, including with respect to our liquidity and financial results. Further, despite our active engagement with Citibank, Citibank may ultimately determine to utilize one or more of the risk mitigation mechanisms available to it under our Master Repurchase Agreement,

•
The risk mitigation mechanisms that apply to our investments may not adequately cover our borrowers' debt service amounts and the borrowers may not be able to fully fund their debt service obligations owed to us,

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

•
Although, as of August 3, 2020, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,

•
Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,

•
Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,

•	Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,

•
As of June 30, 2020, we have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,

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
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report or in our other filings with the SEC, including in the section captioned “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained in the section captioned “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.
Our business, operations, financial results and liquidity could be materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.

COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

These conditions could materially and adversely impact our business, results of operations and liquidity. In addition, some of our borrowers and their tenants have experienced substantial declines in their businesses and some of our borrowers have sought relief from us from their debt service obligations owed to us, and we expect these declines and requests to continue or increase in the future. As a result of the COVID-19 pandemic and restrictions implemented in response, there have been construction moratoriums and decreases in available construction workers and construction activity, including required inspectors and governmental personnel for permitting and other requirements. These conditions may prevent our borrowers from completing ongoing and planned construction projects and improving their properties that secure our loans. As a result, borrowers may be unable to generate sufficient cash flow to make payments on or refinance our loans, and we may not recover some or all of our investment. We have, as of August 3, 2020, provided relief to one of our borrowers who was in default during April 2020 but is no longer in default and we continue to actively engage in discussions with our borrowers to maximize our ability to collect interest and principal payments from them. We cannot be sure these efforts will succeed and, if the current economic conditions continue or worsen for a prolonged period, there is a significant risk that some of our other borrowers may default on their debt service obligations owed to us.

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

In addition, we believe that the risks associated with our investments will increase during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Consequently, our investment strategy may be adversely affected by a prolonged economic downturn or recession related to the COVID-19 pandemic where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Any sustained period of increased payment delinquencies, foreclosures or losses resulting from the impact of the COVID-19 pandemic would adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.

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

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We reduced our quarterly distribution rate on our common shares to $0.01 per share; future distributions may remain at this level for an indefinite period, subject to applicable REIT tax requirements, or be eliminated and the form of payment could change.
Beginning with the first quarter of 2020, we reduced our quarterly distribution rate on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate, subject to applicable REIT tax requirements. However:

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
In order to preserve liquidity, we may elect to pay distributions to our shareholders, in part, in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

Some of our borrowers have requested relief from their debt service obligations owed to us in response to the current economic conditions resulting from the COVID-19 pandemic and we expect to receive additional similar requests in the future; we may determine to grant relief in response to these requests in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted some of our borrowers’ businesses, operations and liquidity. Some of our borrowers have requested relief from their debt service obligations owed to us. As of August 3, 2020, we have provided one borrower with relief in the form of an increase to the interest reserve balance that may be used to make interest payments. We expect to receive additional similar requests in the future, and we may determine to grant relief in the future if we determine it prudent or appropriate to do so. In addition, if our borrowers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we may incur losses of all or some of our loan investments to them, including if the collateral securing our loans less our costs of recovery are less than the defaulted amounts.
Our Master Repurchase Agreement requires, and the agreements governing any additional repurchase facilities, bank credit facilities or debt arrangements that we may enter into will likely require, us to provide additional collateral or pay down debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2020	390	$3.08	—	$—
Total	390	$3.08	—	$—

(1)
This common share withholding and purchase was made to satisfy the tax withholding and payment obligations of a former officer and employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on August 3, 2017, File No. 333-219205.)
10.1	Form of Indemnification Agreement. (Filed herewith)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Letter, dated June 29, 2020, between the Company and Tremont Realty Advisors LLC regarding Management Agreement. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2020.)

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
Dated: August 4, 2020

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 4, 2020