Form 10-Q
period 2020-09-30
Tremont Mortgage Trust
filed 2020-11-03
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of November 2, 2020: 8,303,254

TREMONT MORTGAGE TRUST
FORM 10-Q
September 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$11,036	$8,732
Restricted cash	—	143
Loans held for investment, net	280,219	242,078
Accrued interest receivable	946	755
Prepaid expenses and other assets	40	221
Total assets	$292,241	$251,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$658	$1,011
Master repurchase facility, net	200,501	164,694
Due to related persons	19	3
Total liabilities	201,178	165,708

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,303,254 and 8,239,610 shares issued and outstanding, respectively	83	82
Additional paid in capital	89,035	88,869
Cumulative net income	8,590	1,937
Cumulative distributions	(6,645)	(4,667)
Total shareholders’ equity	91,063	86,221
Total liabilities and shareholders' equity	$292,241	$251,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INCOME FROM INVESTMENTS:
Interest income from investments	$4,632	$4,959	$13,412	$11,872
Less: interest and related expenses	(1,242)	(1,992)	(4,367)	(5,572)
Income from investments, net	3,390	2,967	9,045	6,300

OTHER EXPENSES:
General and administrative expenses	576	541	1,640	1,662
Reimbursement of shared services expenses	189	370	752	1,110
Total expenses	765	911	2,392	2,772

Net income	$2,625	$2,056	$6,653	$3,528

Weighted average common shares outstanding - basic and diluted	8,190	8,156	8,179	5,583

Net income per common share - basic and diluted	$0.32	$0.25	$0.81	$0.63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income (Loss)	Distributions	Total
Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221
Share grants	—	—	42	—	—	42
Share repurchases	(1)	—	(2)	—	—	(2)
Net income	—	—	—	1,666	—	1,666
Distributions	—	—	—	—	(1,895)	(1,895)
Balance at March 31, 2020	8,239	82	88,909	3,603	(6,562)	86,032
Share grants	15	1	71	—	—	72
Share repurchases	—	—	(1)	—	—	(1)
Net income	—	—	—	2,362	—	2,362
Balance at June 30, 2020	8,254	83	88,979	5,965	(6,562)	88,465
Share grants	56	—	76	—	—	76
Share repurchases	(7)	—	(20)	—	—	(20)
Net income	—	—	—	2,625	—	2,625
Distributions	—	—	—	—	(83)	(83)
Balance at September 30, 2020	8,303	$83	$89,035	$8,590	$(6,645)	$91,063

Balance at December 31, 2018	3,179	$32	$62,540	$(2,904)	$—	$59,668
Share grants	—	—	35	—	—	35
Net income	—	—	—	578	—	578
Distributions	—	—	—	—	(350)	(350)
Balance at March 31, 2019	3,179	32	62,575	(2,326)	(350)	59,931
Share grants	15	—	185	—	—	185
Share repurchases	(1)	—	(6)	—	—	(6)
Net income	—	—	—	894	—	894
Distributions	—	—	—	—	(702)	(702)
Issuance of shares, net	5,000	50	26,024	—	—	26,074
Balance at June 30, 2019	8,193	82	88,778	(1,432)	(1,052)	86,376
Share grants	53	—	80	—	—	80
Share repurchases	(6)	—	(31)	—	—	(31)
Net income	—	—	—	2,056	—	2,056
Distributions	—	—	—	—	(1,802)	(1,802)
Balance at September 30, 2019	8,240	$82	$88,827	$624	$(2,854)	$86,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,653	$3,528
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	190	300
Amortization of deferred financing costs	364	502
Amortization of loan origination and exit fees	(1,441)	(1,333)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(933)	(367)
Prepaid expenses and other assets	181	136
Accounts payable, accrued liabilities and deposits	(353)	(176)
Due to related persons	16	(101)
Net cash provided by operating activities	4,677	2,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(25,738)	(119,062)
Additional funding of loans held for investment	(12,309)	(4,835)
Repayment of loans held for investment	2,089	53,610
Net cash used in investing activities	(35,958)	(70,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	36,873	92,983
Repayments under master repurchase facility	(1,358)	(34,312)
Proceeds from RMR credit agreement	—	14,220
Repayment of RMR credit agreement	—	(14,220)
Repayment of note payable	—	(31,690)
Payments of deferred financing costs	(72)	(347)
Proceeds from issuance of common shares, net	—	26,074
Repurchase of common shares	(23)	(37)
Distributions	(1,978)	(2,854)
Net cash provided by financing activities	33,442	49,817

Increase (decrease) in cash, cash equivalents and restricted cash	2,161	(17,981)
Cash, cash equivalents and restricted cash at beginning of period	8,875	27,335
Cash, cash equivalents and restricted cash at end of period	$11,036	$9,354

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,059	$4,974

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$11,036	$9,244
Restricted cash	—	110
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$11,036	$9,354
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
Note 2. Summary of Significant Accounting Policies
    Consolidation. For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest. Variable interest entities, or VIEs, are subject to consolidation under GAAP if their equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are not able to direct the entity’s most significant activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiaries, which are the entities with the power to direct the activities which are most significant to the economic performance of the VIE. These determinations often involve complex and subjective analyses. As of September 30, 2020, we concluded that our investments were not VIEs.
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
    We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan to value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (lower risk) through “5” (impaired/loss likely) as defined below:
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
    Fair Value of Financial Instruments. Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands the required disclosure regarding fair value measurements. ASC Topic 820-10 defines fair value as the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The three levels of inputs that may be used to measure fair value are as follows:
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At September 30, 2020, we had approximately $550 of capitalized financing costs, net of amortization.
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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The table below details overall statistics for our loan portfolio as of September 30, 2020 and December 31, 2019:

	Balance at September 30, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$293,961	$260,167
Unfunded loan commitments (1)	$13,974	$17,268
Principal balance	$279,987	$242,899
Unamortized net deferred origination and exit fees	$232	$(821)
Carrying value	$280,219	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.38%	6.41%
Weighted average maximum maturity (years) (3)	2.9	3.6
Weighted average LTV (4)	67%	70%
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
(4)     LTV represents the initial loan amount divided by the underwritten in-place value at closing.
The table below details our loan activities during the three months ended September 30, 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at June 30, 2020	$278,484	$(259)	$278,225
Additional funding	3,592	—	3,592
Repayments	(2,089)	—	(2,089)
Net amortization of deferred fees	—	491	491
Balance at September 30, 2020	$279,987	$232	$280,219

The table below details our loan activities during the nine months ended September 30, 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2019	$242,899	$(821)	$242,078
Additional funding	13,051	—	13,051
Originations	26,126	(388)	25,738
Repayments	(2,089)	—	(2,089)
Net amortization of deferred fees	—	1,441	1,441
Balance at September 30, 2020	$279,987	$232	$280,219

In July 2020, the borrower under our loan related to a retail property located in Coppell, TX sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding principal balance under the loan which also reduced the committed principal by the same amount and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for its future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility.

In October 2020, the borrower under our loan related to a retail property located in Paradise Valley, AZ exercised its right and satisfied the applicable conditions to extend the maturity date of the loan by one year to November 30, 2021 pursuant to the terms of the loan agreement.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

    The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office	5	$93,480	33%	4	$71,446	30%
Multifamily	3	70,107	25%	3	68,911	28%
Industrial	2	48,951	17%	1	34,838	14%
Retail	3	43,802	16%	3	43,782	18%
Hotel	1	23,879	9%	1	23,101	10%
	14	$280,219	100%	12	$242,078	100%

	September 30, 2020			December 31, 2019
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	5	$105,099	37%	4	$90,047	37%
South	5	103,958	37%	5	103,295	43%
Midwest	3	60,496	22%	2	39,722	16%
West	1	10,666	4%	1	9,014	4%
	14	$280,219	100%	12	$242,078	100%
Loan Risk Ratings
    We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The following table allocates the carrying value of our loan portfolio at September 30, 2020 and December 31, 2019 based on our internal risk rating policy:

	September 30, 2020		December 31, 2019
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	1	24,589	1	24,462
3	6	128,037	11	217,616
4	7	127,593	—	—
5	—	—	—	—
	14	$280,219	12	$242,078
    The weighted average risk rating of our loans by carrying value was 3.4 and 2.9 as of September 30, 2020 and December 31, 2019, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of September 30, 2020, we had seven loans representing 46% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk." Six of these loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020, and the seventh loan was downgraded from a risk rating of "3" or "acceptable risk" during the three months ended September 30, 2020. We did not have any impaired loans or nonaccrual loans as of September 30, 2020 or December 31, 2019. See Note 2 for further information regarding our loan risk ratings.

    As of November 2, 2020, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 5. Debt Agreements
    The table below is an overview of our debt agreements that provided financing for our loans held for investment:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1)(2) (years)	Principal Balance	Fair Value (3)
September 30, 2020:
Master repurchase facility	$213,482	$201,051	$200,501	L + 2.00%	0.9	$279,987	$277,457

December 31, 2019:
Master repurchase facility	$213,482	$165,536	$164,694	L + 1.99%	1.6	$242,899	$242,763
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised.
(2)On October 30, 2020, we amended the agreements that govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement to, among other things, extend the expiration date by one year to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement.
(3)See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
    Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 2.17% and 4.18% for the three months ended September 30, 2020 and 2019, respectively, and 2.70% and 4.38% for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, we recorded interest expense of $1,120 and $1,563, respectively, and $4,003 and $4,126 for the nine months ended September 30, 2020 and 2019, respectively, in connection with our Master Repurchase Facility.
    In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of September 30, 2020, we have not received a margin call under our Master Repurchase Agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Tremont Realty Advisors LLC, or our Manager, ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of September 30, 2020, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
    From July 2018 until August 2019, we were a party to a term loan facility, in the form of a note payable, with Texas Capital Bank, National Association, or the TCB note payable. Following our repayment of the $31,790 then outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. We recorded $155 and $891 of interest expense for the three and nine months ended September 30, 2019, respectively, in connection with the TCB note payable.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

    From February 2019 until May 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. Following our repayment of the $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. We recorded $39 of interest expense for the nine months ended September 30, 2019, in connection with the RMR Credit Agreement.

At September 30, 2020, our outstanding advancements under our Master Repurchase Facility had the following remaining maturities:

Year	Principal Payments (1)
2020	$29,680
2021	171,371
2022	—
2023	—
2024	—
$201,051
(1)The allocation of our outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates assuming no borrower loan extension options have been exercised.
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
As of September 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximated their fair values due to the short term nature of these financial instruments. As of December 31, 2019, the outstanding principal balances under our Master Repurchase Facility approximated their fair values, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$280,219	$277,457	$242,078	$242,763
Financial liabilities
Master Repurchase Facility	$200,501	$200,184	$164,694	$165,536

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or nine months ended September 30, 2020.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 7. Shareholders' Equity
Common Share Awards:
On May 13, 2020, in accordance with our Trustee compensation arrangements, we awarded to each of our five Trustees 3,000 of our common shares, valued at $1.92 per common share, the closing price of our common shares on Nasdaq that day.
On September 17, 2020, we awarded under our equity compensation plan an aggregate of 56,600 of our common shares, valued at $2.92 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of our Manager and of RMR LLC.
Common Share Purchases:
During the nine months ended September 30, 2020, we purchased our common shares from certain of our officers and certain former and current officers and employees of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase dates, as follows:

Date Purchased	Number of Shares	Price per Share
January 9, 2020	384	$5.33
June 30, 2020	390	$3.08
September 21, 2020	7,182	$2.77

Distributions:
    During the nine months ended September 30, 2020, we declared and paid a quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 27, 2020	February 20, 2020	$0.22	$1,813
April 10, 2020	May 21, 2020	0.01	82
July 27, 2020	August 20, 2020	0.01	83
		$0.24	$1,978
On October 15, 2020, we declared a quarterly distribution of $0.01 per common share for the third quarter of 2020, or approximately $83, to shareholders of record on October 26, 2020. We expect to pay this distribution on or about November 19, 2020.
Note 8. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We did not recognize any base management or incentive fees for the three or nine months ended September 30, 2020 or 2019. Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement for and through the periods ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $332 and $322 of base management fees for the three months ended September 30, 2020 and 2019, respectively, $975 and $812 of base management fees for the nine months ended September 30, 2020 and 2019, respectively, and $129 and $164 of incentive fees for the three and nine months ended September 30, 2020. No incentive fees would have been paid or payable for either of the three or nine months ended September 30, 2019.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $218 and $406 payable to our Manager for the three months ended September 30, 2020 and 2019, respectively, and $856 and $1,217 for the nine months ended September 30, 2020 and 2019, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as a director and the president, and chief executive officer of our Manager and is an officer and employee of RMR LLC. Mr. Blackman has announced his decision to retire and, therefore, resign as our Managing Trustee, President and Chief Executive Officer and as a director, the president and chief executive officer of our Manager, effective December 31, 2020. In replacement of Mr. Blackman, Matthew P. Jordan has been elected as our Managing Trustee and Thomas L. Lorenzini has been appointed our President, each effective January 1, 2021. Also effective January 1, 2021, Mr. Jordan has been elected as a director and the president and chief executive officer of our Manager in replacement of Mr. Blackman. Mr. Jordan is an officer of RMR Inc. and he and Mr. Lorenzini are both officers of RMR LLC and our Manager. In addition, each of our other officers is also an officer and/or employee of our Manager or RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies and other officers of RMR LLC, including Mr. Blackman and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of our Manager, RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.

See Note 7 for information relating to the annual share awards we made in September 2020 to our officers and certain other employees of our Manager and RMR LLC and common shares we purchased from certain of our officers and employees of our Manager and RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to employees of our Manager or RMR LLC, as applicable, in general and administrative expenses in our condensed consolidated statements of operations.

Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 8 for further information regarding our management agreement with our Manager.
Our Manager is our largest shareholder and, as of September 30, 2020, owned 1,600,100 of our common shares or approximately 19.3% of our outstanding common shares.
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
Note 11. Weighted Average Common Shares
    We calculate basic EPS by dividing net income by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended September 30, 2020 and 2019, 63,429 and 39,024 unvested common shares, respectively, and for the nine months ended September 30, 2020 and 2019, 63,630 and 15,037 unvested common shares, respectively, were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 12. Commitments and Contingencies
Unfunded Loan Commitments
As of September 30, 2020, we had unfunded commitments of $13,974 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded commitments had a weighted average initial maturity of 1.2 years as of September 30, 2020. See Note 4 for further information related to our loans held for investment.
Secured Borrowings
As of September 30, 2020, we had an aggregate of $201,051 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 0.9 years. See Note 5 for further information regarding our secured debt agreements.

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
COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic, and several states and municipalities have declared public health emergencies. The COVID-19 pandemic and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are currently in a recession. States and municipalities across the United States have been allowing most businesses to re-open and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or re-imposed certain restrictions in response to recent increases in COVID-19 infections. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue and/or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy or our business.
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
    We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:
•our borrowers and their ability to withstand the current economic conditions and continue to fund their debt service obligations owed and due to us,

•our operations, liquidity and capital needs and resources,

•conducting financial modeling and sensitivity analysis,
•actively communicating with our borrowers, Citibank and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and

•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed and due to us.

    In order to preserve our near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, beginning with the first quarter of 2020, we reduced our quarterly distribution rate payable to our common shareholders to $0.01 per share. In addition, our Manager extended its waiver of the management and incentive fees under our management agreement, for and through the periods ending December 31, 2020. This waiver had been scheduled to expire on June 30, 2020.
    We believe that some of our impacted borrowers or their tenants have benefited from provisions of the Coronavirus Aid, Relief, and Economic Security Act, passed by Congress in March 2020, or other Federal or state assistance allowing them to continue or resume business activity.
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
    There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include among others:
•the duration and severity of the negative economic impact;

•the strength and sustainability of any economic recovery;

•the timing and process for how the federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic ends, such as what continuing restrictions and protective measures may remain in place, be re-imposed or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•the responses of governments, businesses and the general public to any increased levels or rates of COVID-19 infections.

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
Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	September 30, 2020	December 31, 2019
Shareholders' equity	$91,063	$86,221
Total outstanding common shares	8,303	8,240
Book value per common share	$10.97	$10.46

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2020 and December 31, 2019:

	Balance at September 30, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$293,961	$260,167
Unfunded loan commitments (1)	$13,974	$17,268
Principal balance	$279,987	$242,899
Unamortized net deferred origination and exit fees	$232	$(821)
Carrying value	$280,219	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.38%	6.41%
Weighted average maximum maturity (years) (3)	2.9	3.6
Weighted average LTV (4)	67%	70%
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
(4) LTV represents the initial loan amount divided by the underwritten in-place value at closing.
Loan Portfolio Details
    The table below details our loan portfolio as of September 30, 2020:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Coppell, TX (4)	Retail	02/05/2019	$20,826	$20,115	L + 3.50%	L + 4.24%	02/05/2021	73%	4
Houston, TX	Multifamily	05/10/2019	28,000	27,897	L + 3.50%	L + 4.36%	11/10/2022	56%	4
Paradise Valley, AZ	Retail	11/30/2018	11,853	10,564	L + 4.25%	L + 5.72%	11/30/2022	48%	4
Dublin, OH	Office	02/18/2020	22,820	20,049	L + 3.75%	L + 4.91%	02/18/2023	33%	3
Metairie, LA	Office	04/11/2018	18,102	17,173	L + 5.00%	L + 5.65%	04/11/2023	79%	4
Barrington, NJ	Industrial	05/06/2019	37,600	34,962	L + 3.50%	L + 4.05%	05/06/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	14,421	L + 4.00%	L + 4.59%	06/26/2023	69%	4
St. Louis, MO	Office	12/19/2018	29,500	27,611	L + 3.25%	L + 3.75%	12/19/2023	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2023	62%	4
Rochester, NY	Multifamily	01/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/2024	74%	2
Omaha, NE	Retail	06/14/2019	14,500	13,054	L + 3.65%	L + 4.05%	06/14/2024	77%	4
Yardley, PA	Office	12/19/2019	14,900	14,264	L + 3.75%	L + 4.47%	12/19/2024	75%	3
Orono, ME	Multifamily	12/20/2019	18,110	17,423	L + 3.25%	L + 3.88%	12/20/2024	72%	3
Allentown, PA	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/2025	67%	3
Total/weighted average			$293,961	$279,987	L + 3.60%	L + 4.28%		67%	3.4
(1)All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(2)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(3)    LTV represents the initial loan amount divided by the underwritten in-place value at closing.
(4)    In July 2020, the borrower under our loan related to a retail property located in Coppell, TX sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding balance under the loan which also reduced the committed principal by the same amount and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for its future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility.

As of September 30, 2020, we had $293,961 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 14 first mortgage whole loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of September 30, 2020, we had seven loans representing 46% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”. Six of these loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020 and the seventh loan was downgraded from a risk rating of "3" or "acceptable risk" during the three months ended September 30, 2020.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plan for the underlying collateral, among other things.
    As of November 2, 2020, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
In October 2020, the borrower under our loan related to a retail property located in Paradise Valley, AZ exercised its right and satisfied the applicable conditions to extend the maturity date of the loan by one year to November 30, 2021 pursuant to the terms of the loan agreement.

In November 2020, we expect to execute an amendment to the loan agreement with the borrower under our loan related to a multifamily property located in Houston, TX which will extend the maturity date of the loan by one year to November 10, 2021, subject to the borrower funding an interest reserve of $500 and definitive documentation.

We did not have any impaired loans, non-accrual loans or loans in default as of September 30, 2020; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 2 and 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.

Financing Activities
    The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of September 30, 2020 and December 31, 2019:

	Initial Maturity Date (1)	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
September 30, 2020:
Master repurchase facility	11/06/2021	$201,051	$12,431	$213,482	$279,987
December 31, 2019:
Master repurchase facility	11/06/2021	$165,536	$47,946	$213,482	$242,899
(1)On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, extend the expiration date of our Master Repurchase Facility by one year to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement.

The table below details our Master Repurchase Facility activities during the three months ended September 30, 2020:

Total
Balance at June 30, 2020	$200,465
Advancements	1,271
Repayments	(1,358)
Amortization of Deferred Fees	123
Balance at September 30, 2020	$200,501
The table below details our Master Repurchase Facility activities during the nine months ended September 30, 2020:

Total
Balance at December 31, 2019	$164,694
Advancements	36,873
Repayments	(1,358)
Deferred Fees	(72)
Amortization of Deferred Fees	364
Balance at September 30, 2020	$200,501
As of September 30, 2020, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2020, we had a $201,051 aggregate outstanding principal balance under our Master Repurchase Agreement. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of November 2, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
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

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,632	$4,959	$(327)	(7%)
Less: interest and related expenses	(1,242)	(1,992)	750	(38%)
Income from investments, net	3,390	2,967	423	14%

OTHER EXPENSES:
General and administrative expenses	576	541	35	6%
Reimbursement of shared services expenses	189	370	(181)	(49%)
Total expenses (1)	765	911	(146)	(16%)

Net income	$2,625	$2,056	$569	28%

Weighted average common shares outstanding - basic and diluted	8,190	8,156	34	—%

Net income per common share - basic and diluted	$0.32	$0.25	$0.07	28%
(1)Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement for and through the periods ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $332 and $322 of base management fees for the three months ended September 30, 2020 and 2019, respectively, and $129 of incentive fees for the three months ended September 30, 2020. No incentive fees would have been paid or payable for the three months ended September 30, 2019.
Interest income from investments. The decrease in interest income from investments was primarily the result of $428 of deferred fees recognized in 2019 for two loans that were repaid by borrowers and a related prepayment premium of $449 that was earned on one of these repaid loans. This decrease was partially offset by an increase in interest income of $587 which was earned on the 14 loans included in our portfolio at September 30, 2020, as compared to 10 loans included in our portfolio at September 30, 2019.
Interest and related expenses. The decrease in interest and related expenses was primarily a result of a decline in average LIBOR rates of approximately 200 basis points or $642. Also contributing to this decrease was $154 of interest expense recognized in the 2019 period for loans that were repaid during the 2019 period and $157 of deferred fees that we recognized in 2019 with respect to the prepayment and termination of the TCB note payable as a result of the early repayment of a loan we funded to finance the borrower’s acquisition of a hotel located adjacent to the John F. Kennedy International Airport in Queens, NY, or the JFK loan. These decreases were partially offset by an increase of $263 in interest expense related to advancements under our Master Repurchase Facility for four loans originated after September 30, 2019.

General and administrative expenses. General and administrative expenses increased due to increases in subscription costs and professional fees.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of our reduced usage of shared services due to our loan portfolio being fully invested.
Net income. The increase in net income was due to the changes noted above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$13,412	$11,872	$1,540	13%
Less: interest and related expenses	(4,367)	(5,572)	1,205	(22%)
Income from investments, net	9,045	6,300	2,745	44%

OTHER EXPENSES:
General and administrative expenses	1,640	1,662	(22)	(1%)
Reimbursement of shared services expenses	752	1,110	(358)	(32%)
Total expenses (1)	2,392	2,772	(380)	(14%)

Net income	$6,653	$3,528	$3,125	89%

Weighted average common shares outstanding - basic and diluted	8,179	5,583	2,596	46%

Net income per common share - basic and diluted	$0.81	$0.63	$0.18	29%
(1)Our Manager has waived any base management or incentive fees otherwise due and payable by us under our management agreement for and through the periods ending December 31, 2020. If our Manager had not waived these base management and incentive fees, we would have recognized $975 and $812 of base management fees for the nine months ended September 30, 2020 and 2019, respectively, and $164 of incentive fees for the nine months ended September 30, 2020. No incentive fees would have been paid or payable for the nine months ended September 30, 2019.
Interest income from investments. The increase in interest income from investments was primarily the result of an increase in interest income of $2,347 earned on the 14 loans included in our portfolio at September 30, 2020, as compared to 10 loans included in our portfolio at September 30, 2019. This increase is partially offset by $428 of deferred fees that we recognized in 2019 period for two loans that were repaid by borrowers and a related prepayment premium of $449 earned on one of these repaid loans.
Interest and related expenses. The decrease in interest and related expenses was a result of a decline in average LIBOR rates of approximately 175 basis points or $870. Also contributing to this decrease was $1,208 of interest expense that we recognized in the 2019 period for two loans that were repaid during the 2019 period and $191 of deferred fees that we recognized in the 2019 period with respect to the prepayment and termination of the TCB note payable as a result of the early repayment of the JFK loan, as well as the repayment and termination of the RMR Credit Agreement. These decreases were partially offset by an increase of $848 in interest expense related to advancements under our Master Repurchase Facility for four loans originated after September 30, 2019, and $216 of interest expense in the 2020 period related to three loans originated during the nine months ended September 30, 2019.
General and administrative expenses. The decrease in general and administrative expenses was primarily the result of a decrease in share based compensation expense and audit fees, partially offset by an increase in insurance expense.
Reimbursement of shared services expenses. The decrease in reimbursement of shared services expenses was primarily the result of our reduced usage of shared services due to our loan portfolio being fully invested.
Net income. The increase in net income was due to the changes noted above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Net Income to Core Earnings:
Net income	$2,625	$2,056	$6,653	$3,528
Non-cash equity compensation expense	76	80	189	300
Core earnings	$2,701	$2,136	$6,842	$3,828

Weighted average common shares outstanding - basic and diluted	8,190	8,156	8,179	5,583

Core earnings per common share - basic and diluted	$0.33	$0.26	$0.84	$0.69
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
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire, or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. In order to grow our loan portfolio, we will need to obtain additional capital. However, our access to additional capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See " —Market Conditions" below. We have experienced and may continue to experience challenges raising equity capital in the future.
Market Conditions. Prior to the COVID-19 pandemic, CRE transaction volumes were increasing, driving demand for CRE loans. In 2019, alternative lenders, like us, had gained considerable market share and loan pricing had begun to stabilize. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of the year. The closing of non-essential businesses, municipalities' "shelter-in-place" orders, restrictions on travel, cancellation of events and gatherings, and limitations on building occupancies implemented to stop the spread of the virus had a substantial negative impact on the commercial real estate market. Many property owners were forced to structure lease forbearance with tenants unable or, in some cases, unwilling to make rent payments which in turn, increased the number of loan forbearance requests due to these borrowers’ acceptance of rent deferral requests from their tenants. In addition, volatility in the capital markets resulted in a substantial widening of CMBS bond credit spreads and increased overall borrowing costs for banks, as well as alternative lenders that utilize warehouse lines of credit and repurchase facilities to finance lending activities. Lastly, uncertainty surrounding the depth and duration of the economic downturn resulted in a severe decline in overall CRE transaction volume over the first half of this year. The financial burdens resulting from margin calls imposed on lenders by providers of repurchase facilities and warehouse lines of credit as a result of increased borrowing costs and many lenders’ shift in focus to active portfolio management duties required to handle such large volumes of forbearance requests from borrowers caused lenders to virtually cease all new loan origination in the second quarter of 2020.
The CRE debt markets have begun to rebound in the latter half of the third quarter of 2020. In June 2020, the CMBS loan delinquency rate was near the highs experienced in 2010, but since then has steadily declined, as defaults have been "cured", either by borrowers investing additional capital to support their loans or in the form of a loan forbearance. With interest rates hovering around zero percent across the globe, investors’ appetite for higher returns has resulted in a rebound for the CMBS market. CMBS bond spreads have declined such that new issue AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are expected to trade at credit spreads close to those seen prior to the pandemic. Lower rated tranches of CMBS bonds are still trading with wider yields than prior to the pandemic; however, overall volatility has subsided which we believe will have a positive impact on the alternative lending market. In addition, with a more stabilized secondary market for CMBS bonds, we believe that CRE-CLO issuance (the securitization of short-term, floating rate loans) will increase, and begin to restore much needed liquidity to those alternative lenders who need to recycle capital and free up warehouse lines of credit to facilitate new lending activity.
Although credit spreads offered to borrowers by alternative lenders have increased from those offered prior to the pandemic, the dearth of property sale transaction activity has resulted in fewer transactions to be financed and greater competition amongst lenders seeking to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life-science or R&D/lab properties, that are either stabilized or near stabilization.
The CRE debt markets have demonstrated resiliency over the past several months and have started to rebound from the liquidity crisis experienced in the early part of the second quarter of 2020. Most, if not all, bank CMBS aggregators are once again quoting new business, and increased demand from bond purchasers seeking higher yields than what is available in other asset classes is providing an important source of liquidity to the market. However, despite the return of the securitization markets and the uptick in lending activity, we believe challenges remain.
The hospitality and retail sectors have been most negatively impacted by the economic downturn. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity do not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or CBD markets. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions will have on the sector and how rent collections will be impacted absent a new federal stimulus bill. Lastly, industrial properties have performed well throughout the downturn and continue to benefit from the shift in consumers’ behavior to increased levels of e-commerce, which has accelerated during the pandemic.
The longer-term impact of the COVID-19 pandemic is still uncertain. Notwithstanding a surge in new COVID-19 cases or another large-scale economic shut-down, we believe there will be a modest increase in CRE sales transaction volume in the fourth quarter of 2020. We believe that as the U.S. economy improves and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher rates; and (d) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments. See " —Market Conditions" above for a discussion of the current market including interest rates.
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
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR. Based on our loan portfolio at September 30, 2020, the LIBOR rate was 0.16% and would have to exceed the floor established by any of our loans ranging from 1.50% to 2.50% to realize an increase in interest income.
LIBOR is currently expected to be phased out in 2021 and on October 30, 2020, we amended our Master Repurchase Agreement to, among other things, provide that at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be the secured overnight financing rate, or SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of the amended Master Repurchase Agreement. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR.
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

    Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. As of September 30, 2020, the maximum amount available for advancement under our Master Repurchase Facility was $213,482, of which we had a $201,051 aggregate outstanding principal balance, and the weighted average interest rate of advancements under our Master Repurchase Facility was 2.70% for the nine months ended September 30, 2020. On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, extend the expiration date of our Master Repurchase Facility by one year to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement. For further information regarding our Master Repurchase Facility, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

    The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$8,875	$27,335
Net cash provided by (used in):
Operating activities	4,677	2,489
Investing activities	(35,958)	(70,287)
Financing activities	33,442	49,817
Cash, cash equivalents and restricted cash at end of period	$11,036	$9,354

The increase in cash provided by operating activities was primarily the result of an increase in net income, partially offset by unfavorable changes in working capital. The decrease in cash used in investing activities was primarily due to a decrease in our loan origination activity in the 2020 period, partially offset by loan principal repayments in the 2019 period related to the prepayment of two of our loans held for investment. The decrease in cash provided by financing activities was primarily due to a decrease in advancements under our Master Repurchase Facility due to a decrease in loan origination activity in the 2020 period, partially offset by repayment activity in the 2019 period. During the 2019 period, we used the net proceeds from our September 2019 issuance and sale of common shares in an underwritten public offering to repay the outstanding balance under the RMR Credit Agreement and to reduce borrowings under our Master Repurchase Facility. Also during the 2019 period, we used proceeds from the prepayment of two of our loans held for investment to repay borrowings outstanding under the TCB note payable and outstanding balances under our Master Repurchase Facility.
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
Distributions
During the nine months ended September 30, 2020, we paid quarterly distributions to our shareholders aggregating $1,978, or $0.24 per common share, using cash on hand. For further information regarding distributions, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In order to preserve our near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, beginning with the first quarter of 2020, we reduced our quarterly distribution rate payable to our common shareholders to $0.01 per share and on October 15, 2020, declared a quarterly distribution payable to our common shareholders of $0.01 per share.

Our Board of Trustees will continue to monitor our financial performance and economic outlook to determine a prudent level for any subsequent quarterly distribution. In addition, we expect to declare in December 2020 and pay in January 2021 a one-time cash distribution as required to maintain our qualification for taxation as a REIT. The year-end distribution will be an amount that allows us to meet the requirement to pay out at least 90% of our REIT taxable income for 2020.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2020 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$13,974	$3,812	$10,162	$—	$—
Principal payments on master repurchase facility (2)	201,051	29,680	171,371	—	—
Interest payments (3)	3,958	3,534	424	—	—
	$218,983	$37,026	$181,957	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Agreement is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest expense is attributable to only our debt service obligations at existing rates as of September 30, 2020 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
    Our principal debt obligations at September 30, 2020 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
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
    As of September 30, 2020, we had a $201,051 aggregate outstanding principal balance under our Master Repurchase Facility. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of September 30, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
Related Person Transactions
    We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by our Manager pursuant to our management agreement with our Manager; our Manager is a subsidiary of RMR LLC and certain of the services provided to us by our Manager are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC; our Manager is our largest shareholder and, at September 30, 2020, owned approximately 19.3% of our outstanding common shares; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as the president, chief executive officer and a director of our Manager and is an officer and employee of RMR LLC; and each of our other officers is also an officer and/or employee of our Manager or RMR LLC. In addition, other companies to which RMR LLC or its subsidiaries provide management services have trustees, directors and officers some of whom are also trustees, directors or officers of us, our Manager, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies.

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
Floating Rate Investments
As of September 30, 2020, our loans held for investment had an aggregate principal balance of $279,987 and the weighted average maximum maturity of our loan portfolio was 2.9 years, assuming all borrower loan extension options have been exercised. All our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At September 30, 2020, our floating rate debt obligations consisted of $201,051 in outstanding advancements under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2022, subject to early termination as provided for in our Master Repurchase Agreement.
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
The table below details the impact, based on our current loan portfolio and debt outstanding at September 30, 2020, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of September 30, 2020	Interest Rate Per Year (1)	100 Basis Point Increase	16 Basis Point Decrease (3)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$279,987	5.70%	$—	$—
Master repurchase facility	(201,051)	2.16%	(2,011)	313
Total change in net income from investments			$(2,011)	$313

Annual earnings per share impact (2)			$(0.25)	$0.04
(1)Weighted based on interest rates and principal balances as of September 30, 2020.
(2)Based on weighted average number of shares outstanding (diluted) for the three months ended September 30, 2020.

(3)Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. These floors range from 1.50% to 2.50% and the portfolio weighted average is 2.10% as of September 30, 2020. As a result, our interest income will increase if LIBOR exceeds the floor established by any of our investments, and as LIBOR decreases below the floor established for any of our investments, our interest income will not be impacted. We do not currently have a LIBOR floor provision relating to any of the outstanding balances under our Master Repurchase Facility and as a result our interest expense will increase as LIBOR increases and will decrease as LIBOR decreases. The above table illustrates the incremental impact on our annual income from investments, net, due to increases and decreases in LIBOR of 100 basis points, taking into consideration our borrowers' interest rate floors as of September 30, 2020. The 100 basis point increase in LIBOR used in the analysis above does not result in any increase in interest we would receive in our loans held for investment because the increased rate would not exceed the current interest rate floor provision. The 100 basis point decrease in LIBOR has been limited in the analysis to 16 basis points to result in a LIBOR rate of 0.00%. The results are based on our current loan portfolio and debt outstanding at September 30, 2020. and a LIBOR rate of 0.16%. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.

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
LIBOR Phase Out
    LIBOR is currently expected to be phased out in 2021. On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, provide that, at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our amended Master Repurchase Agreement. All the agreements governing our loans held for investment currently require our borrowers to pay interest at floating rates based on LIBOR. Future agreements governing loans that we may make and debt that we may incur may also require interest to be paid at floating rates based on LIBOR. We currently expect that the determination of interest under such agreements would be revised as provided under such agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under such agreements would approximate the current calculation in accordance with LIBOR.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers,
•The likelihood and extent to which our borrowers will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to fund their debt service obligations owed to us,
•Our expectations about our borrowers’ business plans and their abilities to successfully execute them,
•Our expectations regarding the diversity and other characteristics of our loan investment portfolio,
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,
•Our expectations of the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period,
•Our ability to obtain additional capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our expectations as to the amount of capital we may be able to preserve as a result of reducing the distribution rate on our common shares,
•Our operating and investment targets, investment and financing strategies and leverage policies,
•Our expected operating results,
•The amount and timing of cash flows we receive from our investments,
•Our expectations regarding the impact of the COVID-19 pandemic on our borrowers and our financial condition,
•The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,
•The origination, extension, exit, prepayment or other fees we may earn from our investments,
•Yields that may be available to us from mortgages on middle market and transitional CRE,
•The duration and other terms of our loan agreements with borrowers,
•The credit qualities of our borrowers,
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all,
•Our projected leverage,
•The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,

•Our qualification for taxation as a REIT,
•Our expectation that we will declare a one-time cash distribution in December 2020 to be paid in January 2021 to maintain our qualification for taxation as a REIT for 2020,
•Our ability to maintain our exemption from registration under the Investment Company Act,
•Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances,
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,
•Regulatory requirements and the effect they may have on us or our competitors, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE, industry and the capital markets on us and our borrowers,
•Competition within the CRE lending industry,
•Changes in the availability, sourcing and structuring of CRE lending,
•Defaults by our borrowers,
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Additional factors, including, but not limited to, those set forth in Part II, Item IA, "Risk Factors" of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
For example:
•We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Beginning with the first quarter of 2020, we reduced our quarterly distribution rate on our common shares to $0.01 per share. Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid or that we will pay a one-time distribution in January 2021 to maintain our qualification for taxation as a REIT for 2020,
•Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,
•Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy improves and returns to a more stable state for a sustained period may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet commitments from actions that Citibank takes if our borrowers default or the value of our collateral declines below required levels,
•Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges imposed by the COVID-19 pandemic, including with respect to our liquidity and financial results,
•Our engagement with Citibank, the lender under our Master Repurchase Facility, and our borrowers may not enable us to maximize our ability to collect interest and principal on our investments and minimize any actions that Citibank may take if our borrowers default or the value of any of the collateral underlying our loans declines below prescribed levels. These actions may not succeed or, any success they may have, may not prevent us from realizing negative impacts from the current business conditions, including with respect to our liquidity and financial results. Further, despite our active engagement with Citibank, Citibank may ultimately determine to utilize one or more of the risk mitigation mechanisms available to it under our Master Repurchase Agreement,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager's and RMR LLC's only experience managing or servicing a mortgage REIT is with respect to us, and we have a limited operating history,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Although, as of November 2, 2020, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,

•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•We have fully committed the capital available to us. Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,
•We believe that the market price for our common shares may need to increase to approximately book value for us to practically access additional capital in the public market. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. However, we are not prohibited from selling our common shares at less than book value and could do so if we determined it to be in our interests,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations, and we may fail to remain exempt from registration under the Investment Company Act, and
•Our failure to remain qualified for taxation as a REIT could have significant adverse consequences.
•We expect to execute an amendment to the loan agreement with the borrower under our loan related to a multifamily property located in Houston, TX to extend the maturity date of the loan by one year to November 10, 2021. This may imply that the amendment will be executed. However, this amendment is subject to conditions. These conditions may not be satisfied and this amendment may not occur, may be delayed or the terms may change.
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
    Our business, operations, financial results and liquidity could be materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be.

    COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

    These conditions could materially and adversely impact our business, results of operations and liquidity. In addition, some of our borrowers and their tenants have experienced substantial declines in their businesses and some of our borrowers have sought relief from us from their debt service obligations owed to us, and we expect these declines and requests to continue or increase in the future. As a result of the COVID-19 pandemic and restrictions implemented in response, there have been construction moratoriums and decreases in available construction workers and construction activity, including required inspectors and governmental personnel for permitting and other requirements. These conditions, if they should continue or return, may prevent our borrowers from completing ongoing and planned construction projects and improving their properties that secure our loans. As a result, borrowers may be unable to generate sufficient cash flow to make payments on or refinance our loans, and we may not recover some or all of our investment. We have, as of November 2, 2020, provided relief to one of our borrowers who was in default during April 2020 but is no longer in default and we continue to actively engage in discussions with our borrowers to maximize our ability to collect interest and principal payments from them. We cannot be sure these efforts will succeed and, if the current economic conditions continue or worsen for a prolonged period, there is a significant risk that some of our other borrowers may default on their debt service obligations owed to us.

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

    We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19 and the current market disruptions and volatility affecting us include, but are not limited to:
◦the current low market price of our common shares may continue for an indefinite period and could decline further;

◦possible significant declines in the value of our portfolio;

◦our inability to accurately or reliably value our portfolio;
◦our inability to comply with financial covenants that could result in our defaulting under our Master Repurchase Agreement;

◦our maintaining the current reduced rate of distributions on our common shares for an extended period of time or suspending our payment of distributions entirely, subject to our paying distributions to comply with applicable REIT tax requirements;

◦our failure to pay interest and principal when due on our outstanding debt, which would result in events of default under our Master Repurchase Facility and our possible loss of our Master Repurchase Facility;

◦our inability to access debt and equity capital on attractive terms, or at all;

◦increased risk of default or bankruptcy of our borrowers;

◦increased risk of our borrowers being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and to pay their debt service obligations owed to us;

◦our and our borrowers’ inability to operate our businesses if the health of our respective management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and

◦reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our borrowers.
    Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends or otherwise are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
    We reduced our quarterly distribution rate on our common shares to $0.01 per share; future distributions may remain at this level for an indefinite period, subject to applicable REIT tax requirements, or be eliminated and the form of payment could change.
    Beginning with the first quarter of 2020, we reduced our quarterly distribution rate on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate, subject to applicable REIT tax requirements, and we also expect to declare a one-time distribution in December 2020 to be paid in January 2021. However:
◦our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

◦our making of distributions is subject to restrictions contained in our Master Repurchase Agreement and may be subject to restrictions in future debt service obligations we may incur; during the continuance of any event of default under our Master Repurchase Agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

◦our distribution rate is set and reset from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Core Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid.
    For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.
    In order to preserve liquidity, we may elect to pay distributions to our shareholders, in part, in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

    Some of our borrowers have requested relief from their debt service obligations owed to us in response to the current economic conditions resulting from the COVID-19 pandemic and we may receive additional similar requests in the future; we may determine to grant relief in response to these requests in the future if we determine it prudent or appropriate to do so.
    The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted some of our borrowers’ businesses, operations and liquidity. Some of our borrowers have requested relief from their debt service obligations owed to us. As of November 2, 2020, we have provided one borrower with relief in the form of an increase to the interest reserve balance that may be used to make interest payments. We may receive additional similar requests in the future, and we may determine to grant relief in the future if we determine it prudent or appropriate to do so. In addition, if our borrowers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we may incur losses of all or some of our loan investments to them, including if the collateral securing our loans less our costs of recovery are less than the defaulted amounts.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2020.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2020	7,182	$2.77	—	$—
Total	7,182	$2.77	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of one of our officers and certain other employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 5. Other Information

On October 30, 2020, we amended our Master Repurchase Agreement with Citibank to, among other things, (1) extend the stated expiration date of our Master Repurchase Facility by one year, from November 6, 2021 to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement, and (2) provide that, at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our amended Master Repurchase Agreement.

The foregoing description of the amendment to our Master Repurchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Second Amendment to Master Repurchase Agreement and Fourth Amendment to Fee Agreement, copies of which are attached hereto as Exhibit 10.2 and 10.3, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on August 3, 2017, File No. 333-219205.)
10.1	Form of Share Award Agreement. (Filed herewith.)
10.2	Second Amendment to Master Repurchase Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, the Company. (Filed herewith.)
10.3	Fourth Amendment to Fee Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, the Company. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: November 3, 2020

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 3, 2020