Form 10-K
period 2020-12-31
Tremont Mortgage Trust
filed 2021-02-22
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common shares of beneficial interest, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $20.2 million based on the $3.08 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 1,692,030 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of February 17, 2021: 8,302,911.

References in this Annual Report on Form 10-K to the Company, TRMT, we, us or our mean Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers and their ability and willingness to fund their debt service obligations owed to us,
•Our expectations about our borrowers’ business plans and their abilities to successfully execute them,
•Our expectations regarding the diversity and other characteristics of our loan investment portfolio,
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,
•Our expectations of the volume of transactions and opportunities that will exist in the commercial real estate, or CRE, debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period,
•Our belief that certain financing sources for CRE lending will increase and provide them with increased liquidity,
•Our belief that we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets,
•Our ability to obtain additional cost-effective capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,
•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions,
•Our operating and investment targets, investment and financing strategies and leverage policies,
•Our expected operating results,
•The amount and timing of cash flows we receive from our investments,
•The ability of Tremont Realty Advisors LLC, or our Manager, to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,
•The origination, extension, exit, prepayment or other fees we may earn from our investments,
•Yields that may be available to us from mortgages on middle market and transitional CRE,
•The duration and other terms of our loan agreements with borrowers,
•The credit qualities of our borrowers,
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all,
•Our projected leverage,
•The cost and availability of additional advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,
•Our qualification for taxation as a real estate investment trust, or REIT,

•Our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act,
•Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances,
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,
•Regulatory requirements and the effect they may have on us or our competitors, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,
•Competition within the CRE lending industry,
•Changes in the availability, sourcing and structuring of CRE lending,
•Defaults by our borrowers,
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, The RMR Group LLC, or RMR LLC, and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Additional factors, including, but not limited to, those set forth in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
For example:
•We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, excluding a special dividend that we declared to common shareholders of record on December 17, 2020 of $0.53 per common share to satisfy our REIT distribution requirements. Our distributions and distribution rate are set from time to time by our Board of Trustees. Our Board of Trustees currently plans to reinstate our regular quarterly distribution beginning with the quarter ending March 31, 2021 and to announce the amount of the new distribution in April 2021. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, as defined elsewhere in this Annual Report on Form 10-K, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to satisfy our REIT distribution requirements, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•Competition may limit our ability to identify and make desirable investments with any additional capital we may access or with any proceeds we may receive from repayments of our investments,
•Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy improves and returns to a more stable state for a sustained period may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants' businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet our required commitments to Citibank if our borrowers default on their obligations owed to us or the values of the collateral underlying our loans decline below required levels or otherwise,
•Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges imposed by the COVID-19 pandemic, including with respect to our liquidity and financial results,
•Our engagement with Citibank, the lender under our Master Repurchase Facility, and our borrowers may not enable us to maximize our ability to collect interest and principal on our investments and minimize any actions that Citibank may take if our borrowers default or the value of any of the collateral underlying our loans declines below prescribed levels. These actions may not succeed or, any success they may have, may not prevent us from realizing negative impacts from the current business conditions, including with respect to our liquidity and financial results. Further, despite our active engagement with Citibank, Citibank may ultimately determine to utilize one or more of the risk mitigation mechanisms available to it under the agreements that govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager's and RMR LLC's experience managing or servicing mortgage REITs is limited.
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Although to date, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,

•Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,
•We believe that the market price for our common shares may need to increase to approximately book value for us to practically obtain additional capital in the public market. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. However, we are not prohibited from selling our common shares at less than book value and could do so if we determined it to be in our interests,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations, and we may fail to remain exempt from registration under the Investment Company Act, and
•Our failure to remain qualified for taxation as a REIT could have significant adverse consequences.
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
Summary of Risk Factors
The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:

•the COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity;

•we have limited capital to invest, and we may not obtain additional capital sufficient to enable us to grow our loan portfolio or to make or sustain distributions to our shareholders;

•we operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities;

•a loss with respect to any one of our loan investments may be significant due to the limited number of investments within our loan portfolio;

•the lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises;

•loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties;

•our Manager’s diligence process for investment opportunities may not reveal all facts that may be relevant for an investment;

•prepayment rates may adversely affect our net income and Distributable Earnings;

•the CRE loans and other CRE related investments that we originate or acquire are subject to the ability of the property owner to generate net income from the underlying property, as well as the risks of delinquency and foreclosure;

•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan and we are subject to risks associated with our qualification for taxation as a REIT;

•changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us;

•we rely on our Manager’s and RMR LLC’s information technology and systems and the failure of the security or functioning of such technology or systems could materially and adversely affect us;

•we have debt and may incur additional debt, and we are subject to the covenants and conditions contained in our Master Repurchase Agreement and any other agreement governing our debt, which may restrict our operations and ability to make investments and distributions;

•we depend upon our Manager and its personnel to manage our business and implement our investment strategy, and our Manager has broad discretion in operating our day to day business;

•our management structure and agreement with our Manager and our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them, may create conflicts of interest;

•our Manager owns a significant number of our outstanding common shares and as a result our shareholders may have less influence over us than shareholders of other publicly owned companies;

•ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals;

•our rights and the rights of our shareholders to take action against our Trustees and officers are limited, and our bylaws contain provisions that could limit our shareholders’ ability to obtain a judicial forum they deem favorable for certain disputes;

•we may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations; and

•our distributions to our shareholders may be reduced or eliminated and the form of payment could change.

TREMONT MORTGAGE TRUST
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017 and we completed our initial public offering, or our IPO, on September 18, 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values of up to $100.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
As of February 22, 2021, our investable cash was fully utilized. Our common shares are currently trading significantly below book value. We believe that the market price of our common shares may need to increase to approximately book value in order for us to practically obtain additional cost-effective capital in the public market or otherwise. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. Until we are able to obtain additional capital in order to make additional investments, our focus will be on managing our existing loan portfolio.
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
In addition, our Manager currently provides management services to RMR Mortgage Trust, or RMRM. At the request of RMRM, on January 5, 2021 the Securities and Exchange Commission, or SEC, issued an order declaring that RMRM ceased to be an investment company under the Investment Company Act, or the Deregistration Order. The issuance of the Deregistration Order enables RMRM to proceed with full implementation of its new business mandate to operate as a REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. On January 5, 2021, RMRM terminated its investment advisory agreement with RMR Advisors LLC and entered into a new management agreement with our Manager. We believe this conversion demonstrates RMR Inc.’s belief in middle market and transitional CRE debt opportunities. For further information about these and other such relationships and related person transactions, see "Risk Factors—Risks Related to Our Relationship with Our Manager and RMR LLC" and Notes 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We believe that our Manager’s relationship with RMRM may benefit us in the future as it enables our Manager to remain active in our industry, including by continuing to build and to maintain a pipeline of potential investments that we will be able to take advantage of if and when we obtain additional capital.
COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic and several states and municipalities have declared public health emergencies. The COVID-19 pandemic and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. To varying degrees, states and municipalities across the United States have been allowing most businesses to re-open and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have recently imposed or re-imposed certain restrictions in response to recent increases in COVID-19 infections. The United States has generally seen the number of reported COVID-19 cases increase since early September 2020 and has recently experienced new peaks of COVID-19 infections. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify, or whether the vaccines and other therapeutic treatments for COVID-19 that currently are or may become available will be successful in slowing or ending the pandemic. If the COVID-19 pandemic continues and vaccines and other therapeutic treatments do not become widely available or are not effective, we expect that there will continue to be adverse effects on human health and safety, the economy and our business.
The current economic conditions are adversely impacting some of our borrowers’ tenants, which in turn, have negatively impacted our borrowers’ businesses and liquidity and their ability to pay interest owed under our loans. For further information regarding our loans held for investment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:
•our borrowers and their ability to withstand the current economic conditions and continue to fund their debt service obligations owed and due to us;

•our operations, liquidity and capital needs and resources;

•conducting financial modeling and sensitivity analyses;

•actively communicating with our borrowers, lender and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and

•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed and due to us.

We believe that some of our impacted borrowers or their tenants have benefited from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, passed by Congress in March 2020, or other Federal or state assistance allowing them to continue or resume business activity.
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

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the

COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements", Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Our Business Strategy. We believe that having a business strategy which focuses on originating and investing in first mortgage whole loans in the $10.0 million to $50.0 million range, secured by middle market and transitional CRE properties that have values of up to $100.0 million, provides us with an opportunity to achieve higher, risk-adjusted returns.

The decrease in traditional CRE debt providers as a result of added regulation in the United States in response to the 2008 global financial crisis was the primary catalyst for the initial growth of the alternative CRE lender segment. Alternative lenders, like us, operate with fewer regulatory constraints than traditional CRE lenders. This flexibility has allowed alternative CRE lenders to create customized loan structures tailored to borrowers' specific business plans for the underlying collateral properties. In addition, the continued maturation of the market for CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), in addition to other sources of funding, including repurchase agreements or warehouse lines of credit (a type of revolving credit facility available to lenders secured by originated mortgage loans), has assisted alternative lenders in financing a wider array of business plans and, as a result, in gaining considerable market share.
Capital for private CRE debt funds continues to be raised and the largest, most established alternative CRE debt providers continue to compete for loans with the highest quality borrowers in top tier markets. We believe there will continue to be a great deal of competition amongst equity investors for the acquisition of top tier CRE assets as the amount of capital available to private equity real estate funds continues to grow. As a result of this competition, we believe that private equity funds will continue to invest in middle market and transitional CRE assets in order to achieve targeted returns for investors. We believe we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets.
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
Our Investment and Leverage Strategies. Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns on our investments. To this end, the first mortgage whole loans that we target for origination and investment generally have the following characteristics:
•principal balances of less than $50.0 million;
•stabilized loan to value ratios, or LTVs, of 75% or less;
•terms of five years or less;
•floating interest rates tied to LIBOR, or at such time that LIBOR is no longer available, an alternative interest rate that approximates the interest rate as calculated in accordance with LIBOR, with premiums of 300 to 400 basis points over LIBOR;
•limited recourse to sponsors and secured by middle market and transitional CRE across the United States; and
•well capitalized sponsors with experience in the relevant real estate property type.
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
As of December 31, 2020, we had established a portfolio of 14 loans held for investment with a total commitment of approximately $293.9 million, of which $12.2 million remained unfunded. For further information regarding our loans held for investment, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. On October 30, 2020, we amended the agreements that govern our Master Repurchase Facility, or collectively, as amended, our Master Repurchase Agreement to, among other things, provide that at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be the secured overnight financing rate, or SOFR, or if SOFR is not available, such other rate as may be determined by Citibank, N.A., or Citibank, in accordance with the terms of our amended Master Repurchase Agreement. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR.
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
We funded our loan originations to date using cash on hand, including from the net proceeds of our IPO and other equity offerings, advancements under our Master Repurchase Facility and borrowings under other prior debt agreements. For further information regarding our debt agreements, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Competition. The financial services industry and CRE markets are highly competitive. We compete with a variety of institutional investors, including other mortgage REITs, specialty finance companies, public and private funds, including mortgage REITs, funds or investors that our Manager, RMR LLC or their subsidiaries currently, or may in the future, sponsor, advise or manage, banks, insurance companies and other financial institutions. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act.
For additional information about competition and other risks associated with our business, see “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities” in this Annual Report on Form 10-K.
Our Manager and RMR LLC. Our Manager is an SEC registered investment adviser that is owned by RMR LLC, the majority owned operating subsidiary of RMR Inc., a holding company listed on Nasdaq, under the symbol ‘‘RMR’’.
Substantially all of RMR Inc.'s business is conducted by its majority owned operating subsidiary, RMR LLC, which is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. Most of the CRE assets under management by RMR Inc. are middle market properties owned by four publicly traded equity REITs that are managed by RMR LLC.

As of December 31, 2020, RMR Inc. had $32.0 billion of real estate assets under management and the combined RMR LLC managed companies had approximately $10.0 billion of annual revenues, nearly 2,100 properties and approximately 43,000 employees. In addition, RMR LLC on behalf of its managed companies, manages significant capital expenditure budgets for building improvements and property redevelopment, which experience enhances our Manager's ability to evaluate business plans for transitional real estate owned by our borrowers.
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
As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Mr. Portnoy is one of our Managing Trustees.
Effective January 1, 2021, Mr. Jordan was appointed as our other Managing Trustee and Thomas J. Lorenzini was appointed as our President. G. Douglas Lanois, our Chief Financial Officer and Treasurer, is a Senior Vice President of RMR LLC, and Mr. Lorenzini is a Vice President of RMR LLC. Messrs. Lorenzini and Lanois and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees. We have no employees. All services which would otherwise be provided to us by employees are provided to or arranged by our Manager, which is a subsidiary of RMR LLC. As of December 31, 2020, RMR LLC had more than 600 employees, including our Manager’s employees located at its headquarters and more than 30 regional offices located throughout the United States.
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

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•a bank, insurance company or other financial institution;

•a regulated investment company or REIT;

•a subchapter S corporation;

•a broker, dealer or trader in securities or foreign currencies;

•a person who marks-to-market our shares for U.S. federal income tax purposes;

•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•a person who acquires or owns our shares in connection with employment or other performance of services;

•a person subject to alternative minimum tax;

•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•a U.S. expatriate;

•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•an estate the income of which is subject to federal income taxation regardless of its source; or

•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2017 through 2020 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan as “foreclosure property,” as described in Section 856(e) of the IRC, we may thereby avoid both (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but in exchange for these benefits we will be subject to tax on the foreclosure property income at the highest regular corporate income tax rate.

•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

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

We do not intend to acquire or otherwise own assets or to conduct financing or other activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, except that we may own assets or conduct activities through a TRS such that no excess inclusion or similar income results for us and our shareholders. However, if we own assets or conduct activities contrary to this expectation—e.g., if we were to (a) acquire or otherwise own a residual interest in a real estate mortgage investment conduit, or a REMIC, or (b) sponsor a non-REMIC collateralized mortgage pool to issue multiple class debt instruments related to the underlying mortgage loans, in each case other than through a TRS—then a portion of our income will be treated as excess inclusion income and a portion of the dividends that we pay to our shareholders will also be considered to be excess inclusion income. Generally, a shareholder’s dividend income from a REIT corresponding to the shareholder’s share of the REIT’s excess inclusion or similar income: (a) cannot be offset by any net operating losses otherwise available to the shareholder; (b) is subject to tax as “unrelated business taxable income” as defined by Section 512 of the IRC, or UBTI, in the hands of most types of shareholders that are otherwise generally exempt from federal income tax; and (c) results in the application of federal income tax withholding at the maximum statutory rate of 30% (and any otherwise available rate reductions under income tax treaties do not apply) with respect to non-U.S. shareholders. IRS guidance indicates that if we were to generate excess inclusion or similar income, then that income would be allocated among our shareholders in proportion to our dividends paid. Even so, the manner in which this income would be allocated to dividends attributable to a taxable year that are not paid until a subsequent taxable year (or to dividends attributable to a portion of a taxable year when no assets or operations were held or conducted that produced excess inclusion or similar income), as well as the manner of reporting these special tax items to shareholders, is not clear under current law, and there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion or similar income required to be taken into account by one or more of our shareholders could be significantly increased.

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

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from its affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

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

Because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly.

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

We may hold participation interests in mortgage loans, including B-Notes. Such interests in an underlying loan are created by virtue of an agreement to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of this investment depends upon the performance of the underlying loan, and if the borrower defaults, then a participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan and grants junior participations which absorb losses first in the event of a default by the borrower. Although we cannot be sure, we expect that the interest that we will receive from such investments will generally be qualifying income for purposes of both the 75% and 95% gross income tests.

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

In other circumstances where real property is reduced to possession after a foreclosure action, we may choose to treat such property as “foreclosure property” pursuant to Section 856(e) of the IRC. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•for which the REIT makes a proper election to treat the property as foreclosure property.

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

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

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

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, most interests in CMBS, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities, regular or residual interests in a REMIC (however, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate related assets under the federal income tax laws, determined as if we held such assets directly, we will be treated as holding directly our proportionate share of the assets of such REMIC), and any stock or debt instruments attributable to the temporary investment of new capital.

•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

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

Pursuant to our Master Repurchase Facility, we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we are treated for U.S. federal income tax purposes as the owner of the assets that are subject to our Master Repurchase Facility, notwithstanding that we have transferred record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we have not owned those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.

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

The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to the sum of the business interest income of such taxpayer for such taxable year and 30% of the taxpayer’s “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. The CARES Act changed the limitation on adjusted taxable income, increasing it from 30% to 50%, but only for 2019 and 2020. We expect our income to predominantly consist of business interest income in amounts in excess of the net interest expense we will be required to pay or accrue. Accordingly, we do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”

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

Due to timing differences between the actual receipt of cash and the inclusion of items of income by us for U.S. federal income tax purposes, it is possible that, from time to time, we may not have enough cash or other liquid assets to meet our distribution requirements. For instance, we may experience these timing issues as a result of:

•accrued market discount that we might recognize periodically if we acquire debt instruments at a discount in the secondary market;

•taxable gain we might recognize if we “significantly modify” a distressed debt investment;

•accrued original issue discount; or

•accrued interest income with respect to debt instruments where the obligor defaults on payments to us.

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

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of our shares or other property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

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

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)     long-term capital gains, if any, recognized on the disposition of our shares;

(2)     our distributions designated as long-term capital gain dividends;

(3)     our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)     our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)     our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•provides the U.S. shareholder’s correct taxpayer identification number;

•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•certifies that it is a U.S. citizen or other U.S. person.

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

Fiduciaries of an ERISA Plan must consider whether:

•their investment in our shares or other securities satisfies the diversification requirements of ERISA;

•the investment is prudent in light of possible limitations on the marketability of our shares;

•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and

•the investment is otherwise consistent with their fiduciary responsibilities.

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

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Related To Our Business

The COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity.

The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy. These conditions could materially and adversely impact our business, results of operations and liquidity.

Some of our borrowers and their tenants have experienced substantial declines in their businesses and some of our borrowers have sought relief from us from their debt service obligations owed to us, and these declines and requests may continue or increase in the future. As a result of the COVID-19 pandemic and restrictions implemented in response, there have been, at times during the pendency of the pandemic, construction moratoriums and decreases in available construction workers and construction activity, including required inspectors and governmental personnel for permitting and other requirements. These conditions, if they should continue or return, may prevent our borrowers from completing ongoing and planned construction projects and improving their properties that secure our loans. As a result, borrowers may be unable to generate sufficient cash flow to make payments on or refinance our loans, and we may not recover some or all of our investment. As of February 22, 2021, we have provided one borrower with relief in the form of an increase to the interest reserve balance that may be used to make interest payments. We continue to actively engage in discussions with our borrowers to maximize our ability to collect interest and principal payments from them. We cannot be sure these efforts will succeed and, if the current economic conditions continue or worsen for a prolonged period, there is a significant risk that some of our other borrowers may default on their debt service obligations owed to us.

During economic recessions, real estate values typically decline, sometimes significantly. Declining real estate values may increase the likelihood that our borrowers will default on their debt service obligations owed to us and that we will incur losses as a result because the value of the collateral that secures our loans may then be less than the debt owed to us plus our costs of recovery. Further, if borrowers do not repay our loans or we realize amounts that are less than the amount of the investment plus our costs, our loan portfolio will reduce in size. In addition, if a borrower defaults on our loan and we take actions related to the collateral securing that loan, we may be delayed for an extended period of time on converting that collateral to investable cash, which would impair our ability to redeploy that capital and grow our portfolio.

We have been limited in our ability to obtain additional cost-effective capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is sustained for an extended period, we expect that we will be further challenged in accessing capital. As a result, our ability to grow our business and loan portfolio may be limited for an indefinite period.

In addition, we believe that the risks associated with our investments will increase during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Consequently, our investment strategy may be adversely affected by a prolonged economic downturn or recession related to the COVID-19 pandemic where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Any sustained period of increased payment delinquencies, foreclosures or losses resulting from the impact of the COVID-19 pandemic would adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders. It is unclear whether the increases in the number of COVID-19 infection outbreaks will continue and/or amplify in the United States or elsewhere or if the availability and distributions of vaccines will curtail infection rates and, if so, what the impact of that would be on human health and safety, the economy or our business.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•the current low market price of our common shares may continue for an indefinite period and could decline further;

•possible significant declines in the value of our portfolio;

•our inability to accurately or reliably value our portfolio;

•our inability to comply with certain financial covenants that could result in our defaulting under our Master Repurchase Agreement or other future debt agreements;

•our inability to maintain or increase our current distribution rate, or make any distributions, to our shareholders;

•our failure to pay interest and principal when due on our outstanding debt, which would result in events of default under our Master Repurchase Facility and our possible loss of our Master Repurchase Facility;

•our inability to access debt and equity capital on attractive terms, or at all;

•increased risk of default or bankruptcy of our borrowers;

•increased risk of our borrowers being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and to pay their debt service obligations owed to us;

•our and our borrowers’ inability to operate our businesses if the health of our respective management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and

•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our borrowers.

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

We have limited capital to invest, and we may be unable to obtain additional capital sufficient to enable us to grow our loan portfolio or to make or sustain distributions to our shareholders.

Our capital resources are limited. We may not have sufficient capital to make investments that we determine are attractive, which could limit our ability to grow our loan portfolio, including by pursuing opportunities that may from time to time be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:

•general economic, market or industry conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and distributions to our shareholders; and

•the value of our securities.

If regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

As of February 22, 2021, our investable cash was fully utilized and there was $32.7 million available for advancement under our Master Repurchase Facility. If we do not obtain additional capital, our future investable cash may be limited to proceeds we receive from repayments of our loan investments, and from interest payments we receive, from borrowers or from other investments we may make. Therefore, in order to grow our business, we may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on debt financings which may require us to use a large portion of our cash flow from operations to fund our debt service obligations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such debt or equity capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to make or sustain our distributions to our shareholders.

If the market value of our common shares declines, our cost of equity capital will increase, and we may not be able to practically or otherwise raise equity capital by issuing additional equity securities.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities.

Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. We operate in a highly competitive market for investment opportunities. We compete with a variety of institutional investors, including other mortgage REITs, specialty finance companies, public and private funds, including mortgage REITs, funds or investors that our Manager, RMR LLC or their subsidiaries currently, or may in the future, sponsor, advise or manage, banks, insurance companies and other financial institutions. Some of our competitors, including other mortgage REITs and alternative CRE lenders, have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the Investment Company Act. Some of our competitors may have a lower cost of capital and access to funding sources that may not be available to us, such as the U.S. Government, or are only available to us on substantially less attractive terms. In addition, some of our competitors may have higher risk tolerances or make different risk assessments than us, which could lead them to consider a wider variety of investments, offer more attractive pricing or other terms than us, for example, higher LTV ratios or lower interest rates than we are willing to offer or accept, or establish more relationships than us. Furthermore, competition for our target investments may lead to the price for these investments increasing, which may further limit our ability to generate desired returns. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations, and we cannot be sure that we will be able to identify and originate or acquire our target investments.

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

A loss with respect to any one of our loan investments may be significant due to the limited number of investments within our loan portfolio.

As of February 22, 2021, our portfolio consisted of 13 first mortgage whole loans. A consequence of this limited number of investments is that the aggregate returns we realize may be adversely affected if any of our investments performs poorly or we need to write down the value of any of our investments or if any of our investments is repaid prior to maturity and we are not able to promptly redeploy the proceeds in a manner that provides us with comparable returns. A loss with respect to any one of our loan investments may be significant.

The lack of liquidity of our loan investments may adversely affect our business.

The lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises. Certain investments such as mortgages, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, our loan investments may become less liquid after we have made them as a result of delinquencies or defaults, turbulent market conditions or the unavailability to borrowers of refinancing capital, which may make it more difficult for us to dispose of our investments at advantageous prices or in a timely manner. Moreover, the investments we make are not registered under relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, our loan investments are illiquid, and if we are required to liquidate all or a portion of our loan portfolio quickly, we may realize significantly less than the value at which we have previously recorded those investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to adjust our loan portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our financial condition and results of operations.

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

In addition, borrowers often use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of the borrowers’ inability to obtain financing to repay the loan. Losses we incur with respect to our transitional loans could be material.

Our Manager’s diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.

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

The prepayment rates at which our borrowers prepay our investments, where contractually permitted, will be influenced by changes in current interest rates, significant changes in the performance of underlying real estate assets and a variety of economic and other factors beyond our control. For example, in August 2019, two of our loans then held for investment were prepaid by the applicable borrowers. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods are likely to be reinvested by us in comparable assets at reduced yields. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. We may invest in loans and other assets secured or supported by transitional real estate assets; significant improvement in the performance of such assets may result in prepayments as other financing alternatives become available to the borrower. In addition, it may take an extended period for us to reinvest any repayments we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. We expect to be entitled to fees upon the prepayment of our investments, although we cannot be sure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income will be reduced, which will have a negative impact on our ability to make or sustain distributions to our shareholders.

Difficulty or delays in redeploying the proceeds from repayments of our existing loan investments may cause our financial performance and returns to shareholders to decline.

As our loan investments are repaid, we intend to redeploy the proceeds we receive into new loan investments, repay borrowings under our Master Repurchase Facility or other debt agreements and pay distributions to our shareholders. It is possible that we will fail to identify and complete reinvestments that would provide returns or a risk profile that is comparable to the loan investment that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan investment in equivalent or better alternatives, our financial performance and returns to shareholders could decline.

A prolonged economic slowdown, a recession or declining real estate values could materially and adversely affect us.

We believe that the risks associated with our investments will be more severe during periods of economic slowdown or recession, such as due to the impact of the COVID-19 pandemic, especially if these periods are accompanied by declining real estate values. Consequently, our investment strategy may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of their real estate declines. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.

The CRE loans and other CRE related investments that we originate or acquire are subject to the ability of the property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.

CRE loans and other CRE related investments that we originate or acquire are subject to the ability of the property owner to generate net income from operating the property. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired and the risks of delinquency and foreclosure may increase. Net operating income of an income producing property can be affected by, among other things:

•tenant mix and tenant bankruptcies;

•success of tenant businesses;

•property management decisions, including with respect to capital improvements, particularly in older building structures;

•property location, condition and design;

•competition from comparable properties;

•changes in national, regional or local economic conditions and/or specific industry segments;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•changes in interest rates, and in the state of the debt and equity capital markets, including diminished availability or lack of CRE debt financing;

•changes in real estate tax rates, tax credits and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under any CRE loan or other CRE related investment held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (net of our costs to enforce our rights with respect to that collateral) and the principal and accrued interest of the loan or investment, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under applicable law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We may need to foreclose on loans that are in default, which could result in losses.

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower’s debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and increase the time it may take to collect such proceeds, and, thus, increase the potential for loss.

The CRE loans and other CRE related investments that we originate or acquire expose us to risks associated with real estate investments generally.

In addition to the other risks discussed herein, the CRE loans and other CRE related investments that we originate or acquire expose us to risks associated with real estate investments, generally, including:

•economic and market fluctuations;

•political instability or changes;

•changes in environmental, zoning and other laws;

•casualty or condemnation losses;

•regulatory limitations on rents;

•decreases in property values;

•changes in the appeal of properties to tenants;

•changes in supply and demand for CRE properties and debt ;

•changes in valuation of collateral underlying CRE properties and CRE loans, resulting from inherently subjective and uncertain valuations;

•energy supply shortages;

•various uninsured or uninsurable risks;

•adverse weather, natural disasters and climate events;

•changes in government regulations, such as rent control;

•changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable;

•increases in mortgage defaults; and

•increases in borrowing rates.

We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt financing in particular, will improve or decline. Any declines in the performance of the U.S. or global economies or in real estate debt markets could have a material adverse effect on us.

REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.

To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See "Material United States Federal Income Tax Considerations—REIT Qualification Requirements—

Annual Distribution Requirements" in this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

Changes in market interest rates may significantly reduce our revenues or impede our growth.

Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If market interest rates increase, those increases may materially and negatively affect us in various ways, including:

•Changes in interest rates may affect our net interest income from our investments, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments.

•Changes in interest rates may affect our ability to make investments as well as borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on any fixed rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our investments, net of credit losses and our financing costs. Even when our investments and borrowings are match funded, the income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings.

•Amounts outstanding under our Master Repurchase Facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•Investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares, if any, and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

The phase out or transitioning of LIBOR may negatively impact our business, financial results and cash flows.

Our existing investments require the borrowers to pay us interest at floating rates based upon LIBOR. We expect that future debt investments we make will similarly provide for interest to be paid to us at floating rates based upon LIBOR. In addition, our Master Repurchase Agreement requires us to pay interest on amounts we borrow under those agreements at floating rates based upon LIBOR. Future debt financing arrangements that we may enter may also require interest based upon LIBOR. LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. Our Master Repurchase Facility provides that, at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our Master Repurchase Agreement. Our loan agreements with our borrowers generally provide that if LIBOR is not able to be determined, interest will be calculated using a floating base rate equal to the greater of the Federal Funds Rate plus 50 basis points or the Prime Rate. Further, we may negotiate with our borrowers new interest rate indices and other provisions to maintain the intent of the original loan arrangements. We currently expect that the determination of interest under our loan agreements with our borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. We also currently expect that the determination of interest under any other then existing debt financing arrangements would be similarly revised or amended as necessary for this same purpose. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR.

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

We or our Manager may be required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose, among other things:

•various recordkeeping requirements;

•restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;

•disclosure requirements;

•requirements that licensees submit to periodic examination;

•surety bond and minimum specified net worth requirements;

•periodic financial reporting requirements;

•notification requirements for changes in principal officers, share ownership or corporate control;

•restrictions on advertising; and

•requirements that loan forms be submitted for review.

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

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be uninsurable or not commercially insurable. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to our collateral properties may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.

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

Our ability to manage our investments may be limited by the form in which they are made. In certain situations, we may:

•acquire or retain investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•acquire or retain only a minority and/or a non-controlling participation in an underlying investment;

•pledge our investments as collateral for financing arrangements;

•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•rely on independent third party management or servicing with respect to the management of a particular investment.

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

RMR LLC and our Manager rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

Our Manager and RMR LLC rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and borrower and investment data. If these systems experience material security or other failures, inadequacies or interruptions of their information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our Manager or us. RMR LLC and our Manager rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential borrower and vendor information, such as personally identifiable information related to their employees, guarantors, tenants and others and information regarding their and our financial accounts. RMR LLC and our Manager take various actions, and incur significant costs, to maintain and protect the operation and security of their information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or our Manager, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our Manager’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our Manager’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our Manager’s or our operations, or to safeguard RMR LLC’s, our Manager’s or our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

Risks Related to Financing

We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.

Subject to market conditions and availability, we may incur significant debt through our Master Repurchase Facility or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or otherwise. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including our Master Repurchase Agreement, which would likely result in (1) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow unused or undrawn amounts under our Master Repurchase Facility or our other financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (3) the loss of some or all of our assets to foreclosures or forced sales;

•our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

•we may not be able to refinance maturing debts.

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

Our Master Repurchase Agreement requires, and the agreements governing any additional repurchase or bank credit facilities or debt arrangements that we may enter into will likely require, us to provide additional collateral or pay down debt.

Our Master Repurchase Facility and any additional repurchase or bank credit facilities (including term loans and revolving facilities) or debt arrangements that we may enter into to finance future investments may involve the risk that the value of the investments sold by us or pledged to the provider of such repurchase or bank credit facilities or debt arrangements may decline, and, in such circumstances, we would likely be required to provide additional collateral or to repay all or a portion of the funds advanced thereunder. With respect to our Master Repurchase Facility, subject to certain conditions, Citibank has sole discretion to determine the market value of the investments that serve as collateral under the facility for purposes of determining whether we are required to pay margin to Citibank. Where a decline in the value of collateral, including as a result of the impact of the COVID-19 pandemic, results in a margin deficit, Citibank may require us to eliminate that margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank’s approval. We may not have funds available to eliminate any such margin deficit and may be unable to raise funds from alternative sources on favorable terms or at all, which would likely result in a default under our Master Repurchase Agreement. In the event of any such default,

Citibank could accelerate our outstanding debts and terminate our ability to obtain additional advancements under our Master Repurchase Facility, and our financial condition and prospects would be materially and adversely affected. Any debt arrangements that we may enter into in the future would likely contain similar provisions. In addition, if any of our current or future lenders file for bankruptcy or become insolvent, our investments that serve as collateral under the applicable repurchase or bank credit facility or debt arrangement may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of those assets. Such an event could restrict our access to additional debt arrangements and therefore increase our cost of capital. Lenders under any future repurchase or bank credit facilities or debt arrangements may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets to maximum capacity, which could reduce our return on assets. If we are unable to meet any such collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

Risks Related to Our Relationships with Our Manager and RMR LLC

We are dependent upon our Manager and its personnel. We may be unable to find suitable replacements if our management agreement is terminated.

We do not have an office separate from our Manager and do not have any employees. Our executive officers also serve as officers of our Manager and of RMR LLC. Our Manager itself has limited resources and is dependent upon facilities and services available to our Manager under its shared services agreement with RMR LLC. Our Manager is not obligated to dedicate any specific personnel exclusively to us, and RMR LLC is not obligated to dedicate any specific personnel to our Manager for services for us or otherwise. Our officers are not obligated to dedicate any specific portion of their time to our business. Our officers have responsibilities for other companies to which our Manager or RMR LLC provides management services. As a result, our officers may not always be able to devote sufficient time to the management of our business, and we may not receive the level of support and assistance that we would receive if we were internally managed or if we had different management arrangements. The term of our management agreement renews for successive one year periods, subject to non-renewal in accordance with the agreement. If our management agreement or our Manager’s shared services agreement with RMR LLC is terminated and no suitable replacement is found, we may not be able to continue in business.

Our Manager has broad discretion in operating our day to day business.

Our Manager is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying investments that will be appropriate for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities, investments and financing arrangements, but it does not review or approve each decision made by our Manager on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by our Manager. Our Manager may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.

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

Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of our Manager, and an officer of RMR LLC and RMR Inc. Thomas J. Lorenzini, our President, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, are each an officer and employee of RMR LLC and an officer of our Manager. Messrs. Jordan, Lorenzini and Lanois have duties to RMR LLC and to our Manager, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

Our Manager, RMR LLC, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. In addition, our Manager, RMR LLC and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments similar to the investments we make, and including entities in which our Manager or its affiliates or personnel may have a controlling, sole or substantial economic interest. For example, our Manager currently manages RMRM, which recently converted from a registered investment company to a publicly traded mortgage REIT with an investment focus of originating and investing in first mortgage whole loans generally of $50.0 million or less secured by middle market and transitional CRE. Also, our Manager regularly provides mortgage brokerage services, originating and arranging CRE loans between borrowers and other lenders. As a result, conflicts of interests may exist for our Manager, RMR LLC and their affiliates with respect to the allocation of investment opportunities. In our management agreement, we specifically acknowledge these conflicts of interest and agree that our Manager, RMR LLC and their affiliates may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to RMR LLC and its other clients, including clients in which our Manager, its affiliates or their personnel may have a controlling, substantial economic or other interest. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by our Manager, RMR LLC or their subsidiaries. In addition to the fees payable to our Manager under our management agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we securitize some of our CRE loans, our Manager or its affiliates may act as the collateral manager for such securitizations. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.

In addition, we may in the future enter into additional transactions with our Manager, RMR LLC, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by our Manager, RMR LLC or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2020, Mr. Portnoy beneficially owned, in aggregate, 19.4% of our common shares (including through our Manager), 6.3% of Five Star Senior Living Inc.’s outstanding common stock (including through ABP Trust), 1.2% of Industrial Logistics Properties Trust’s outstanding common shares, 1.5% of Office Properties Income Trust’s outstanding common shares, 1.1% of Diversified Healthcare Trust’s outstanding common shares, 2.3% of RMRM’s outstanding common shares, 1.1% of Service Properties Trust’s outstanding common shares and 4.5% of TravelCenters of America Inc.’s outstanding common shares (including through RMR LLC). Our executive officers may also own equity investments in other companies to which our Manager, RMR LLC or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

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

We are required to pay our Manager base management fees regardless of the performance of our loan portfolio. Our Manager’s entitlement to a base management fee that is not based upon our performance or results might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, our Manager may be incentivized to advance strategies that increase our equity capital. Increasing our equity capital through the sale of our common shares will likely be dilutive to our existing shareholders and may not improve returns for those shareholders or the market price of our common shares. In addition, our Manager may earn incentive fees each quarter based on our Distributable Earnings, which, generally stated, are our earnings in a specified period in excess of a specified return. This may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell assets prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which our Manager is entitled. This incentive fee formula may encourage our Manager to recommend investments or take other actions which result in losses to us. In addition, we are required to pay or to reimburse our Manager for all costs and expenses of our operations (other than the costs of our Manager’s employees who provide services to us), including, but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, other costs and expenses not specifically required under our management agreement to be borne by our Manager, and other costs our Independent Trustees may agree to. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We are also obligated to pay our pro rata share of RMR LLC’s costs for providing our internal audit function. Our obligation to reimburse our Manager for certain shared services costs may reduce our Manager’s incentive to efficiently manage those costs, which may increase our costs.

Our management agreement is between related parties and its terms may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party.

Our management agreement is between related parties and its terms, including the fees payable to our Manager, may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party. Pursuant to the terms of our management agreement, we are required to reimburse our Manager for the fees and other costs it pays to RMR LLC for shared services RMR LLC provides with respect to us. Because of the relationships among us, our Manager and RMR LLC, the terms of our management agreement were not negotiated on an arm’s length basis, and we cannot be sure that these terms are as favorable to us as they would have been if they had been negotiated on an arm’s length basis with an unrelated party.

Terminating our management agreement without a cause event may be difficult and will require our payment of a substantial termination fee.

Termination of our management agreement without a cause event will be difficult and costly. Our Independent Trustees review our Manager’s performance and the management fees annually and our management agreement may be terminated annually without a cause event upon the affirmative vote of at least two-thirds of our Independent Trustees based upon a determination that (1) our Manager’s performance is unsatisfactory and materially detrimental to us or (2) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (in the case of (2), provided that our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide our Manager with 180 days’ prior written notice of any such termination. Additionally, in the event our management agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to (1) three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee, in each case paid or payable to our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (2) an amount equal to our initial organizational costs and the costs of our IPO. These provisions increase the cost to us of terminating our management agreement and adversely affect our ability to terminate our Manager or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change in our control, including a change of control of us, which might result in payment of a premium for our common shares.

Our Manager owns a significant number of our outstanding common shares and as a result our shareholders may have less influence over us than shareholders of other publicly owned companies.

Our Manager owns approximately 19.3% of our outstanding common shares. If our Manager maintains a significant ownership stake in us, our Manager may have significant influence over the composition of our Board of Trustees and other matters involving a shareholder vote. A significant ownership stake in us by our Manager may discourage transactions involving a change of control of us, including transactions in which our shareholders might otherwise receive a premium for their common shares over the then current market price. In addition, if our Manager retains an ownership stake in us above 9.8%, then our Board of Trustees in the future may determine that it is appropriate to reduce the ownership limit applicable to ownership of our common shares by others to below 9.8% in order to assist us in qualifying for taxation as a REIT. Under such circumstances, it is possible that certain purchasers, acquirors or other holders of our common shares may have some of their common shares transferred to a charitable trust even if they owned less than 9.8% of our outstanding common shares.

Our Manager’s sale of some or all of its ownership stake in us and speculation about any such possible transactions may adversely affect the market price of our common shares.

Our Manager is not prohibited from selling some or all of our common shares it owns. In addition, so long as our management agreement remains in effect, our Manager has the contractual right to demand that we file a registration statement with the SEC for the resale of our common shares it owns, or include such common shares in a registration statement we are filing for another purpose. Speculation by the press, stock analysts, our shareholders or others regarding our Manager’s intention with respect to its investment in us could adversely affect the market price of our common shares. If our Manager sells a significant part of its ownership stake in us, the market price of our common shares may be adversely impacted.

Our Manager does not guaranty our performance; moreover, we could experience poor performance or losses for which our Manager would not be liable. Our Manager’s liability is limited under our management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager does not guaranty our performance. Pursuant to our management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. We could experience poor performance or losses for which our Manager would not be liable. Under the terms of our management agreement, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that are proved to constitute bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’, and experts’ fees and expenses, arising from acts or omissions related to the provision of services to us or the performance of any matter pursuant to an instruction by our Board of Trustees, except to the extent it is proved that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.

Our Manager may change its processes for identifying, evaluating and managing investments and the personnel performing those functions for us without our or our shareholders’ consent at any time.

Our Manager may change its personnel and processes for identifying, evaluating and managing investments for us without our or our shareholders’ consent at any time. In addition, we cannot be sure that our Manager will follow its processes. Changes in our Manager’s personnel and processes may result in fewer investment opportunities for us, inferior diligence and underwriting standards or adversely affect the collection of payments on, and the preservation of our rights with respect to, our investments, any of which may adversely affect our operating results.

Our declaration of trust and management agreement permit our Trustees and officers, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, agents and employees to retain business opportunities for their own benefit and to compete with us.

In recognition of the fact that our Trustees and officers, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, agents and employees may engage in other activities or lines of business similar to those in which we engage, our declaration of trust and management agreement provide that if such a person acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law (1) no such person is required to present, communicate or offer any business opportunity to us or any subsidiaries and (2) such persons, on their own behalf and on behalf of our Manager, any affiliate of such person or our Manager and any other person to which such person, RMR LLC or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our declaration of trust and management agreement permit our Trustees and officers and our Manager and its affiliates, including RMR LLC, to engage in activities that compete with us.

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

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.

Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with our Manager, RMR LLC, their affiliates and entities to which they provide management services, Adam D. Portnoy and other related persons of RMR LLC may precipitate such activities. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Our Manager could be subject to civil liability, criminal liability or sanction, including revocation of its registration as an investment adviser, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of the laws or regulations governing investment advisers. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder, other than our Manager, RMR LLC and their affiliates (as defined) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change of control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•the division of our Trustees into three classes, with the term of one class expiring each year;

•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•shareholder voting standards which require a supermajority of shares for approval of certain actions;

•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

•limitations on the ability of our shareholders to remove our Trustees;

•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change of control of us) and issue additional common shares;

•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and

•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.

As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.

Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.

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

Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager, agents or employees.

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

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, investments, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of investments which we seek to make, may increase our exposure to interest rate risk, CRE lending market fluctuations and liquidity risk.

Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations.

We conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We may conduct our business, in whole or in part, through wholly or majority-owned subsidiaries. Under Section 3(a)(1)(C) of the Investment Company Act, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through subsidiaries. In addition, the assets we may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or if one or more of our subsidiaries fails to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to either (1) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the Investment Company Act or (2) register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our common shares. If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain our exemption from registration under the Investment Company Act also would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we were required to register as an investment company under the Investment Company Act, and we might be required to terminate our management agreement with our Manager and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts might be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We expect that we and certain of our subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exemption generally requires that at least 55% of our or each of our applicable subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of our or each of our applicable subsidiaries’ portfolios must be comprised of qualifying real estate assets and real estate related assets under the Investment Company Act. To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the Investment Company Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate related assets. However, the SEC’s guidance is more than 25 years old and was issued in accordance with factual situations that may be different from ours. We cannot be sure that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exemption from registration under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in one of our subsidiaries holding assets we might wish to sell or selling assets we might wish to hold.

The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate related asset.

We or certain of our subsidiaries may also rely on the exemption provided by Section 3(c)(6) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) of the Investment Company Act and any future guidance published by the staff may require us to adjust our strategy and our assets accordingly. We intend to structure and conduct our business in a manner that does not require our or our subsidiaries’ registration under the Investment Company Act and, in so structuring and conducting our business, we may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the Investment Company Act.

We determine whether an entity is one of our majority-owned subsidiaries. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test described above. We have not requested the SEC to approve our treatment of any of our subsidiaries as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more of our subsidiaries as majority-owned subsidiaries, we might need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.

We cannot be sure that the laws and regulations governing the Investment Company Act status of REITs, including the SEC or its staff providing new or more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company under the Investment Company Act, (2) sell our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect the value of our common shares, the sustainability of our business, and our ability to make distributions, which could have an adverse effect on our business and the market price for our common shares.

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

From time to time, we may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, the IRC requires that income be taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.

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

Moreover, some of the CMBS that we might acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or CMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate CMBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions at a gain of property, other than foreclosure property but including mortgage loans, held primarily for sale to customers in the ordinary course of business. If we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes, those sales could be viewed as sales to customers in the ordinary course of business and to that extent subject to the 100% tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in particular sales of loans or we may limit the structures we utilize for our dispositions or securitization transactions, even though the sales or structures might otherwise be beneficial to us.

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

Risks Related to Our Securities

Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.

During 2020, in order to preserve near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, we reduced our 2020 quarterly distribution rate on our common shares to $0.01 per share. We have since paid a one-time cash distribution on our common shares of $0.53 per share in January 2021 as required to satisfy our REIT distribution requirements, and our Board of Trustees currently plans to reinstate our regular quarterly distribution beginning with the quarter ending March 31, 2021 and to announce the amount of the new distribution in April 2021. However,

•our ability to sustain or increase the rate of distributions may be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•our making of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•the timing, amount and form of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our historical and projected income, our Distributable Earnings, our expectations of future capital requirements and operating performance and our expected needs for cash to pay our obligations and fund our investments, requirements to maintain our qualification for taxation as a REIT and limitations in our Master Repurchase Agreement.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.

Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

Changes in market conditions could adversely affect the value of our securities.

As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

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

Future issuances of debt or equity securities may adversely affect our shareholders.

Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares. The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future loan investments, to repay indebtedness or for other reasons. In addition, if we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.

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
As of February 17, 2021, there were 53 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, excluding a special dividend that we declared to common shareholders of record on December 17, 2020 of $0.53 per common share to satisfy our REIT distribution requirements. Our Board of Trustees currently plans to reinstate our regular quarterly distribution beginning with the quarter ending March 31, 2021 and to announce the amount of the new distribution in April 2021. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2020.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2020	343	$3.69	—	$—
Total	343	$3.69	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of an officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. We classify our investments as loans held for investment in our consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
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
For a discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”

Book Value per Common Share
The table below calculates our book value per common share (amounts in thousands, except per share data):

	December 31, 2020	December 31, 2019
Shareholders' equity	$88,903	$86,221
Total outstanding common shares	8,303	8,240
Book value per common share	$10.71	$10.46
Our Loan Portfolio
The table below provides overall statistics for our loan portfolio as of December 31, 2020 and 2019:

	Balance at December 31, 2020	Balance at December 31, 2019
Number of loans	14	12
Total loan commitments	$293,890	$260,167
Unfunded loan commitments (1)	$12,236	$17,268
Principal balance	$281,654	$242,899
Unamortized net deferred origination and exit fees	$592	$(821)
Carrying value	$282,246	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.39%	6.41%
Weighted average maximum maturity (years) (3)	2.6	3.6
Weighted average LTV (4)	67%	70%
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
(4)     LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below provides details of our loan investments as of December 31, 2020:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maturity Date	Maximum Maturity Date (2)	LTV (3)	Risk Rating
First mortgage whole loans
Coppell, TX (4)	Retail	2/5/2019	$20,826	$20,115	L + 3.50%	L + 4.24%	02/05/21	02/05/21	73%	4
Metairie, LA	Office	4/11/2018	18,102	17,351	L + 5.00%	L + 5.65%	04/11/21	04/11/23	79%	4
Houston, TX	Office	6/26/2018	15,200	14,421	L + 4.00%	L + 4.59%	06/26/21	06/26/23	69%	4
Houston, TX (5)	Multifamily	5/10/2019	27,929	27,929	L + 3.50%	L + 4.52%	11/10/21	11/10/22	56%	4
Paradise Valley, AZ (6)	Retail	11/30/2018	11,853	11,009	L + 4.25%	L + 5.71%	11/30/21	11/30/22	48%	4
St. Louis, MO	Office	12/19/2018	29,500	27,611	L + 3.25%	L + 3.75%	12/19/21	12/19/23	72%	3
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/21	12/21/23	62%	4
Rochester, NY (7)	Multifamily	1/22/2019	24,550	24,550	L + 3.25%	L + 3.86%	01/22/22	01/22/24	74%	2
Dublin, OH	Office	2/18/2020	22,820	20,626	L + 3.75%	L + 4.88%	02/18/22	02/18/23	33%	3
Barrington, NJ (8)	Industrial	5/6/2019	37,600	35,154	L + 3.50%	L + 4.04%	05/06/22	05/06/23	79%	2
Omaha, NE	Retail	6/14/2019	14,500	13,054	L + 3.65%	L + 4.05%	06/14/22	06/14/24	77%	4
Yardley, PA	Office	12/19/2019	14,900	14,264	L + 3.75%	L + 4.47%	12/19/22	12/19/24	75%	3
Orono, ME	Multifamily	12/20/2019	18,110	17,666	L + 3.25%	L + 3.87%	12/20/22	12/20/24	72%	2
Allentown, PA	Industrial	1/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/23	01/24/25	67%	3
Total/weighted average			$293,890	$281,654	L + 3.60%	L + 4.30%			67%	3.2
(1)     All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(2)     Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(3)     LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
(4)     In July 2020, the borrower sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding balance under the loan which also reduced the committed principal by the same amount and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for its future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility. In February 2021, we amended the agreement governing this loan to extend the maturity date of the loan by approximately six months to August 12, 2021. As part of this amendment, the borrower funded an interest reserve of $500 and repaid $250 of the principal balance of the loan, thereby reducing the total loan commitment to $19,865. This amendment also includes a six month extension option contingent upon the borrower repaying $250 of the principal balance and meeting certain other conditions.
(5)    In November 2020, we amended the agreement governing this loan to extend the maturity date of the loan by one year to November 10, 2021. As part of this amendment, the borrower funded an interest reserve of $500.
(6)    In October 2020, the borrower satisfied the applicable conditions and exercised its right to extend the maturity date of the loan by one year to November 30, 2021 pursuant to the terms of the loan agreement.
(7)    In February 2021, we received $24,830 of repayment proceeds from the borrower which included the $24,550 principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses. We were required to use $18,415 of these repayment proceeds to repay the outstanding balance and accrued interest associated with this loan under our Master Repurchase Facility.
(8)    In February 2021, the borrower notified us that the property securing the loan is expected to be sold in the second quarter of 2021. Upon sale, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal costs, and we will be required to repay the outstanding balance and accrued interest associated with this loan under our Master Repurchase Facility.

As of December 31, 2020, we had $293,890 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 14 first mortgage whole loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of December 31, 2020, we had seven loans representing 45% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk." Six of these loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020 and the seventh loan was downgraded from a risk rating of "3" or "acceptable risk" during the three months ended September 30, 2020. During the three months ended December 31, 2020, two additional loans were upgraded from a risk rating of "3" or "acceptable risk" to a risk rating of "2" or "average risk" due to improved collateral performance resulting from the borrowers' progress in implementing their business plans.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of February 22, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

We did not have any impaired loans, non-accrual loans or loans in default as of December 31, 2020; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis.

For further information regarding our risk rating policy, see Notes 2 and 4 to our Consolidated Financial Statements included in Part IV, Item 15, Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Financing Activities

The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of December 31, 2020 and 2019:

	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
December 31, 2020:
Master Repurchase Facility	11/06/2022	$201,051	$12,431	$213,482	$281,654
December 31, 2019:
Master Repurchase Facility	11/06/2021	$165,536	$47,946	$213,482	$242,899
The table below details our Master Repurchase Facility activities during the year ended December 31, 2020:

Total
Balance at December 31, 2019	$164,694
Advancements	36,873
Repayments	(1,358)
Deferred fees	(451)
Amortization of deferred fees	475
Balance at December 31, 2020	$200,233
As of December 31, 2020, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
As of December 31, 2020, we had a $201,051 aggregate outstanding principal balance under our Master Repurchase Agreement. In February 2021, we repaid $23,912 of outstanding balances under our Master Repurchase Facility. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of February 22, 2021, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.

We could experience a loss on repurchase transactions under our Master Repurchase Agreement if a counterparty to these transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying collateral has declined as of the end of that term or if we default on our obligations under the applicable agreement governing any such arrangement.

Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional cost-effective capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. See “—Factors Affecting Operating Results—Market Conditions” below for information regarding the impact of the current market conditions on the access of capital for CRE lenders such as us.

Results of Operations (dollars in thousands, except per share data)
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019:

	Year Ended December 31,
	2020	2019	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$18,030	$15,475	$2,555	16.5%
Less: interest and related expenses	(5,591)	(7,047)	1,456	(20.7%)
Income from investments, net	12,439	8,428	4,011	47.6%

OTHER EXPENSES:
Management fees (1)	—	—	—	—%
General and administrative expenses	2,354	2,130	224	10.5%
Reimbursement of shared services expenses	1,159	1,457	(298)	(20.5%)
Total expenses	3,513	3,587	(74)	(2.1%)

Income before income tax expense	8,926	4,841	4,085	84.4%
Income tax expense	(75)	—	(75)	—%
Net income	$8,851	$4,841	$4,010	82.8%

Weighted average common shares outstanding - basic and diluted	8,186	6,234	1,952	31.0%

Net income per common share - basic and diluted	$1.07	$0.77	$0.30	39.0%
(1)    Our Manager agreed to waive any base management and incentive fees otherwise due and payable pursuant to our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not agreed to waive these base management and incentive fees, we would have recognized base management fees of $1,311 and $1,131 for the years ended December 31, 2020 and 2019, respectively, and incentive fees of $467 for the year ended December 31, 2020. No incentive fees would have been recognized for the year ended December 31, 2019.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2020, compared to the year ended December 31, 2019. For a comparison of consolidated results for the year ended December 31, 2019, compared to the year ended December 31, 2018, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest income from investments. The increase in interest income from investments was primarily the result of an increase in interest income earned on the 14 loans included in our portfolio at December 31, 2020, as compared to 12 loans included in our portfolio at December 31, 2019.

Interest and related expenses. The decrease in interest and related expenses was primarily a result of a decrease in LIBOR rates during 2020, partially offset by an increase in interest expense related to additional advancements under our Master Repurchase Facility.

General and administrative expenses. The increase in general and administrative expenses is primarily due to increases in professional fees and insurance costs.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of our reduced usage of shared services due to our loan portfolio being fully invested.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions where we are subject to state income taxes.

Net income. The increase in net income was due to the changes noted above.
Non-GAAP Financial Measures
We present Distributable Earnings (formerly referred to as Core Earnings), which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to net income determined in accordance with GAAP or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings may not be comparable to the distributable earnings as reported by other companies.
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings has been a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and incentive fees payable by us to our Manager under our management agreement.
Distributable Earnings

We calculate Distributable Earnings as net income, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the incentive fees earned by our Manager, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable.

	Year Ended December 31,
	2020	2019
Reconciliation of net income to Distributable Earnings:
Net income	$8,851	$4,841
Non-cash equity compensation expense	316	344
Distributable Earnings	$9,167	$5,185

Distributable Earnings per common share - basic and diluted (1)	$1.12	$0.83
(1)Based on weighted average number of shares outstanding for the years ended December 31, 2020 and 2019.
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

For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. In order to grow our loan portfolio, we will need to obtain additional cost-effective capital. However, our access to additional cost-effective capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See " —Market Conditions" below. We have experienced and may continue to experience challenges raising equity capital in the future.

Market Conditions. Prior to the COVID-19 pandemic, CRE transaction volumes were increasing, driving demand for CRE loans. In 2019, alternative lenders, like us, had gained considerable market share and loan pricing had begun to stabilize. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of the year. The closing of non-essential businesses, "shelter-in-place" orders, restrictions on travel, cancellations of events and gatherings and limitations on building occupancies implemented to stop or slow the spread of the virus had a substantial negative impact on the CRE market. Many property owners granted lease forbearance to tenants unable or, in some cases, unwilling to make rent payments which, in turn, increased the number of loan forbearance requests. In addition, volatility in the capital markets resulted in a substantial widening of CMBS bond credit spreads which contributed to increased overall borrowing costs for banks and alternative lenders, including those that utilize repurchase facilities and warehouse lines of credit to finance lending activities. Further, uncertainty surrounding the depth and duration of the economic downturn resulted in a severe decline in overall CRE transaction volume over the first half of 2020. The financial burdens resulting from margin calls imposed on lenders, as a result of increased borrowing costs and declining collateral values, and many lenders’ shift in focus to manage large volumes of forbearance requests from borrowers caused new loan originations in the second quarter of 2020 to significantly decline.

The CRE debt markets began to rebound in the third quarter of 2020. In June 2020, the CMBS loan delinquency rate was near highs experienced in 2010, but has since steadily declined as defaults have been "cured" by borrowers investing additional capital to support their loans or through loan forbearance. With interest rates approximating zero percent across much of the world, investors’ appetite for higher returns has resulted in improvement to the CMBS market. CMBS bond spreads have declined such that new issue AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are expected to trade at credit spreads at or near those seen prior to the COVID-19 pandemic. Lower rated tranches of CMBS bonds continue to trade with wider yields than prior to the COVID-19 pandemic; however, overall volatility has subsided which we expect to positively impact the alternative lending market. In addition, with a more stabilized secondary market for CMBS bonds, we believe that CRE CLO issuance will increase and provide additional liquidity to lenders, including alternative lenders, like us.

Although credit spreads offered to borrowers by alternative lenders have increased from those offered prior to the COVID-19 pandemic, the dearth of property sale transaction activity has resulted in fewer transactions to be financed and greater competition amongst lenders seeking to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life science or research and development/laboratory properties, that are either stabilized or near stabilization.

The CRE debt markets have demonstrated resiliency and have shown improvement since the second quarter of 2020. CMBS bond issuance has increased due to investors' demand for higher yields and, as a result, liquidity has improved for the CRE debt market. However, despite the improvement of the securitization markets and the increase in lending activity, we believe challenges remain.

The hospitality and retail sectors have been most negatively impacted by the economic downturn. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity do not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or central business district markets. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term due to the stability of cash flows and the liquidity available from government sponsored enterprises, such as Fannie Mae or Freddie Mac; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions will have on the sector and how rent collections will be impacted. Lastly, industrial properties have performed well throughout the downturn and continue to benefit from the shift in consumers’ behavior to increased levels of e-commerce, which has accelerated during the COVID-19 pandemic.

The longer-term impact of the COVID-19 pandemic is still uncertain. However, we believe that as the U.S. economy improves and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.

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

The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR. Based on our loan portfolio at December 31, 2020, the LIBOR rate was 0.15% and would have to exceed the floor established by any of our loans ranging from 1.50% to 2.50% for us to realize an increase in interest income.

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, provide that at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our amended Master Repurchase Agreement. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR.

Size of Portfolio. The size of our loan portfolio, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our loan portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our loan portfolio. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our loan portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. At this time, we are focused on managing our current loan portfolio. We believe our growth is limited by our ability to obtain additional cost-effective capital.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. We have been limited in our ability to access cost-effective capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is significant, negative and sustained for an extended period, we expect that we will be further challenged in accessing capital. Our sources of cash flows include payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. If LIBOR is no longer available as a base rate, the replacement base rate shall be SOFR plus a premium of basis points that approximates the existing interest rate as calculated in accordance with LIBOR. As of December 31, 2020, the maximum amount available for advancement under our Master Repurchase Facility was $213,482, of which we had a $201,051 aggregate outstanding principal balance, and the weighted average interest rate of advancements under our Master Repurchase Facility was 2.55% for the year ended December 31, 2020. On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, extend the expiration date of our Master Repurchase Facility by one year to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement. For further information regarding our Master Repurchase Facility, see Note 5 to our financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change
Cash, cash equivalents and restricted cash at beginning of period	$8,875	$27,335	$(18,460)	(67.5%)
Net cash provided by (used in):
Operating activities	6,019	3,727	2,292	61.5%
Investing activities	(37,353)	(104,460)	67,107	(64.2%)
Financing activities	32,980	82,273	(49,293)	(59.9%)
Cash, cash equivalents and restricted cash at end of period	$10,521	$8,875	$1,646	18.5%

The increase in cash provided by operating activities was primarily the result of an increase in net income and favorable changes in working capital. The decrease in cash used in investing activities was primarily due to a decrease in our loan origination activity in 2020 resulting from our capital becoming fully committed in the first quarter of 2020, partially offset by loan principal repayments in the 2019 period related to the prepayment of two of our loans held for investment. The decrease in cash provided by financing activities was primarily due to a decrease in advancements under our Master Repurchase Facility due to a decrease in loan origination activity in 2020, partially offset by repayment activity in the 2019 period. During 2019, we used the net proceeds from a public offering of our common shares to repay the outstanding balance under a prior credit agreement with our Manager and outstanding advancements under our Master Repurchase Facility. Also during 2019, we used proceeds from the prepayment of two of our loans held for investment to repay the outstanding balance under a note payable associated with one of those loans and associated outstanding balances under our Master Repurchase Facility.

Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional fundings to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional cost-effective capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments.

Distributions
During the year ended December 31, 2020, we declared and paid quarterly distributions to our common shareholders aggregating $2,060, or $0.25 per common share, using cash on hand. For further information regarding distributions, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In order to preserve our near term capital due to the economic downturn and uncertainty as to future economic conditions as a result of the COVID-19 pandemic, beginning in the first quarter of 2020, we reduced our quarterly distribution rate payable to our common shareholders to $0.01 per share. However, we declared in December 2020 and paid in January 2021 a one-time cash distribution as required to satisfy our distribution requirements as a REIT, using cash on hand. The year-end distribution of $4,401, or $0.53 per common share, allowed us to meet the requirement to pay out at least 90% of our REIT taxable income for 2020.

Our Board of Trustees currently plans to reinstate our regular quarterly distribution beginning with the quarter ending March 31, 2021 and to announce the amount of the new distribution in April 2021.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2020 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$12,236	$4,226	$8,010	$—	$—
Principal payments on Master Repurchase Facility (2)	201,051	98,529	102,522	—	—
Interest payments (3)	4,895	3,812	1,083	—	—
	$218,182	$106,567	$111,615	$—	$—

(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individual commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2020 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our principal debt obligations at December 31, 2020 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
In connection with our Master Repurchase Agreement, we entered into an agreement which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement, or the Guaranty. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio.
As of December 31, 2020, we had a $201,051 aggregate outstanding principal balance under our Master Repurchase Facility. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of December 31, 2020, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.

Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income in our consolidated statements of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)
We believe that our business is exposed to two principal market risks: (a) changes in the level of economic activity in the U.S. economy generally or in geographic areas where the properties that are the subject of our real estate investments are located; and (b) changes in market interest rates.
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
In addition, with respect to our existing loans, we continuously monitor the credit quality and performance of our borrowers and loan collateral, and we structure our loans with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. However, despite these risk mitigation efforts and measures, our borrowers may default on our loans and/or the value of the underlying collateral may decrease significantly if market conditions decline or for other reasons. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item IA, "Risk Factors" of this Annual Report on Form 10-K.
Floating Rate Investments
As of December 31, 2020, our loans held for investment had an aggregate principal balance of $281,654 and the weighted average maximum maturity of our loan portfolio was 2.6 years, assuming all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions. All of our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At December 31, 2020, our floating rate debt obligations consisted of $201,051 in outstanding borrowings under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2022, subject to early termination as provided for in our Master Repurchase Agreement.
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

The table below details the impact, based on our assets and liabilities as of December 31, 2020, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of December 31, 2020	Interest Rate Per Year (1)	100 Basis Point Increase (2)	100 Basis Point Decrease (2)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$281,654	5.70%	$—	$—
Master Repurchase Facility	(201,051)	2.15%	(2,011)	299
Total change in net income from investments			$(2,011)	$299

Annual earnings per share impact - basic and diluted (3)			$(0.25)	$0.04
(1)Weighted based on interest rates and principal balances as of December 31, 2020.
(2)Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. These floors range from 1.50% to 2.50% and the portfolio weighted average is 2.10% as of December 31, 2020. As a result, our interest income will increase if LIBOR exceeds the floor established in any of our investments, and as LIBOR decreases below the floor established in any of our investments, our interest income will not be impacted. We do not currently have a LIBOR floor provision relating to any of the outstanding balances under our Master Repurchase Facility and as a result our interest expense will increase as LIBOR increases and will decrease as LIBOR decreases. The above table illustrates the incremental impact on our annual income from investments, net, due to hypothetical increases and decreases in LIBOR of 100 basis points, taking into consideration our borrowers' interest rate floors as of December 31, 2020. The hypothetical 100 basis point increase in LIBOR used in the analysis above does not result in any increase in interest we would receive from our loans held for investment because the increased rate would not exceed the current interest rate floor provision. The hypothetical 100 basis point decrease in LIBOR has been limited in the analysis to 15 basis points to result in a LIBOR rate of 0.00%. The results in the table above are based on our current loan portfolio and debt outstanding and a LIBOR rate of 0.15% at December 31, 2020. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.
(3)Based on weighted average number of shares outstanding for the year ended December 31, 2020.

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
LIBOR Phase Out

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, provide that at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our amended Master Repurchase Agreement. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be revised as provided under the agreements or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.
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
The remainder of the information required by Item 10 will be included in our 2021 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of our Manager and of RMR LLC under our 2017 Equity Compensation Plan, or the 2017 Plan. In addition, each of our Trustees receives common shares as part of his annual compensation for serving as a Trustee and such shares are awarded under the 2017 Plan. The terms of awards made under the 2017 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2020:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2017 plan	None	None	29,689	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	29,689	(1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2017 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2017 Plan.
Payments by us to RMR LLC and RMR LLC employees are described in Notes 7 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our definitive Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by Item 13 will be included in our definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our definitive Proxy Statement and is incorporated herein by reference.
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

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on August 3, 2017, File No. 333-219205.)
4.2	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Private Placement Purchase Agreement, dated as of September 13, 2017, between the Company and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)

10.2
Management Agreement, dated as of September 18, 2017, among the Company, Tremont Realty Advisors LLC and, solely in respect to Section 29 thereof, The RMR Group Inc.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)

10.3	First Amendment to Management Agreement, dated as of December 4, 2020, between the Company and Tremont Realty Advisors LLC.(+) (Filed herewith.)
10.4	2017 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 9, 2017.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Indemnification Agreement.(+) (Filed herewith.)
10.8	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2019.)
10.9
Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2018.)

10.10
First Amendment to Master Repurchase Agreement, dated as of November 6, 2018, among TRMT CB Lender LLC, Citibank, N.A. and, for certain specified purposes, the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2018.)

10.11
Second Amendment to Master Repurchase Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.12	Fee Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
10.13
First Amendment to Fee Agreement, dated as of November 6, 2018, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2018.)

10.14
Second Amendment to Fee Agreement, dated as of February 4, 2019, between TRMT CB Lender LLC and Citibank, N.A. and, for certain specified purposes, the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

10.15
Third Amendment to Fee Agreement, dated as of May 1, 2019, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2019.)

10.16
Fourth Amendment to Fee Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.17	Guaranty, dated February 9, 2018, by the Company, in favor of Citibank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2018.)
10.18
First Amendment to Guaranty, dated as of February 4, 2019, among the Company, Citibank, N.A. and, for certain specified purposes, TRMT CB Lender LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

10.19
Second Amendment to Guaranty, dated as of December 11, 2019, among the Company, Citibank N.A. and, for certain specified purposes, TRMT CB Lender LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2019.)

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Letter, dated as of March 9, 2018, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

99.2
Letter, dated as of June 20, 2018, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2018.

99.3
Letter, dated as of April 10, 2020, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

99.4
Letter, dated as of June 29, 2020, between the Company and Tremont Realty Advisors LLC regarding Management Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2020.)

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Tremont Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Tremont Mortgage Trust and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for the year then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

 /s/ Deloitte & Touche LLP
Boston, Massachusetts
February 22, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Tremont Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Tremont Mortgage Trust (the Company) as of December 31, 2019, the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2017 to 2020.

Boston, Massachusetts
February 19, 2020

TREMONT MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$10,521	$8,732
Restricted cash	—	143
Loans held for investment, net	282,246	242,078
Accrued interest receivable	996	755
Prepaid expenses and other assets	419	221
Total assets	$294,182	$251,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$5,041	$1,011
Master repurchase facility, net	200,233	164,694
Due to related persons	5	3
Total liabilities	205,279	165,708

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,302,911 and 8,239,610 shares issued and outstanding, respectively	83	82
Additional paid in capital	89,160	88,869
Cumulative net income	10,788	1,937
Cumulative distributions	(11,128)	(4,667)
Total shareholders’ equity	88,903	86,221
Total liabilities and shareholders' equity	$294,182	$251,929
The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
INCOME FROM INVESTMENTS:
Interest income from investments	$18,030	$15,475	$3,891
Less: interest and related expenses	(5,591)	(7,047)	(1,491)
Income from investments, net	12,439	8,428	2,400

OTHER EXPENSES:
Management fees	—	—	447
General and administrative expenses	2,354	2,130	2,101
Reimbursement of shared services expenses	1,159	1,457	1,460
Total expenses	3,513	3,587	4,008

Income (loss) before income tax expense	8,926	4,841	(1,608)
Income tax expense	(75)	—	—
Net income (loss)	$8,851	$4,841	$(1,608)

Weighted average common shares outstanding - basic and diluted	8,186	6,234	3,124

Net income (loss) per common share - basic and diluted	$1.07	$0.77	$(0.51)
The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of		Additional	Cumulative		Total
	Common	Common	Paid In	Net Income	Cumulative	Shareholders'
	Shares	Shares	Capital	(Loss)	Distributions	Equity
Balance at December 31, 2017	3,126	31	62,135	(1,296)	—	60,870
Share grants	63	1	397	—	—	398
Share repurchases	(2)	—	(28)	—	—	(28)
Share grant forfeitures	(8)	—	15	—	—	15
Adoption of ASU 2018-07	—	—	21	—	—	21
Net loss	—	—	—	(1,608)	—	(1,608)
Balance at December 31, 2018	3,179	32	62,540	(2,904)	—	59,668
Issuance of shares	5,000	50	26,024	—	—	26,074
Share grants	68	—	344	—	—	344
Share repurchases	(7)	—	(39)	—	—	(39)
Net income	—	—	—	4,841	—	4,841
Distributions	—	—	—	—	(4,667)	(4,667)
Balance at December 31, 2019	8,240	82	88,869	1,937	(4,667)	86,221
Share grants	71	1	315	—	—	316
Share repurchases	(8)	—	(24)	—	—	(24)
Net income	—	—	—	8,851	—	8,851
Distributions	—	—	—	—	(6,461)	(6,461)
Balance at December 31, 2020	8,303	$83	$89,160	$10,788	$(11,128)	$88,903
The accompanying notes are an integral part of these consolidated financial statements.

TREMONT MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,851	$4,841	$(1,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation	316	344	430
Amortization of deferred financing costs	475	613	282
Amortization of loan origination and exit fees	(1,901)	(1,697)	(296)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(1,155)	(488)	(344)
Prepaid expenses and other assets	(198)	169	(131)
Accounts payable, accrued liabilities and deposits	(371)	76	638
Due to related persons	2	(131)	(620)
Net cash provided by (used in) operating activities	6,019	3,727	(1,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(25,638)	(149,802)	(135,548)
Additional funding of loans held for investment	(13,804)	(8,268)	—
Principal repayments on loans held for investment	2,089	53,610	—
Net cash used in investing activities	(37,353)	(104,460)	(135,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	36,873	127,266	72,582
Repayments under master repurchase facility	(1,358)	(34,312)	—
Proceeds from RMR credit agreement	—	14,220	—
Repayment of RMR credit agreement	—	(14,220)	—
Proceeds from note payable	—	—	31,690
Repayment of note payable	—	(31,690)	—
Payments of deferred financing costs	(451)	(359)	(1,378)
Proceeds from issuance of common shares, net	—	26,074	—
Repurchase of common shares	(24)	(39)	(28)
Distributions	(2,060)	(4,667)	—
Net cash provided by financing activities	32,980	82,273	102,866

Increase (decrease) in cash, cash equivalents and restricted cash	1,646	(18,460)	(34,331)
Cash, cash equivalents and restricted cash at beginning of period	8,875	27,335	61,666
Cash, cash equivalents and restricted cash at end of period	$10,521	$8,875	$27,335

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,153	$6,269	$1,024
Income taxes paid	$21	$—	$—

NON-CASH FINANCING ACTIVITIES:
Distributions declared but not paid	$4,401	$—	$—

Supplemental disclosure of cash, cash equivalents and restricted cash:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$10,521	$8,732	$27,024
Restricted cash	—	143	311
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$10,521	$8,875	$27,335
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the fair value of financial instruments.

Consolidation. These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

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
Repurchase Agreements. Loans financed through repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through repurchase agreements remain on our consolidated balance sheets as assets and cash received from the purchasers is recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with repurchase agreements is recorded as interest expense.
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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan's contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of this estimated fair value involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments regarding certain circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statements of operations.

As of December 31, 2020, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.

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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statements of operations as a component of interest and related expenses. At December 31, 2020, we had approximately $818 of capitalized financing costs, net of amortization.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Net Income (Loss) Per Common Share. We calculate net income (loss) per common share - basic, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate net income (loss) per share - diluted using the more dilutive of the two class method or the treasury stock method.
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
Note 3. Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. This ASU was effective upon issuance and can be applied through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.
Note 4. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE, which we generally hold as long term investments. We funded our existing loan portfolio using cash on hand and advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and other debt financing. See Note 5 for further information regarding our Master Repurchase Facility.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The table below provides overall statistics for our loan portfolio as of December 31, 2020 and 2019:

	As of December 31, 2020	As of December 31, 2019
Number of loans	14	12
Total loan commitments	$293,890	$260,167
Unfunded loan commitments (1)	$12,236	$17,268
Principal balance	$281,654	$242,899
Unamortized net deferred origination and exit fees	$592	$(821)
Carrying value	$282,246	$242,078
Weighted average coupon rate	5.70%	5.76%
Weighted average all in yield (2)	6.39%	6.41%
Weighted average maximum maturity (years) (3)	2.6	3.6
Weighted average LTV (4)	67%	70%
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
(4)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
The table below represents our loan activities during 2019 and 2020:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2018	$137,129	$(1,285)	$135,844
Additional funding	8,345	—	8,345
Originations	151,035	(1,233)	149,802
Repayments	(53,610)	449	(53,161)
Net amortization of deferred fees	—	1,248	1,248
Balance at December 31, 2019	$242,899	$(821)	$242,078
Additional funding	14,718	—	14,718
Originations	26,126	(488)	25,638
Repayments	(2,089)	—	(2,089)
Net amortization of deferred fees	—	1,901	1,901
Balance at December 31, 2020	$281,654	$592	$282,246
In July 2020, the borrower under our loan secured by a retail property located in Coppell, TX sold a parcel of land that was a part of the property securing the loan. The borrower used $2,089 of the sale proceeds to repay part of the outstanding principal balance under the loan which also reduced the committed principal by the same amount and we allowed the borrower to use the remaining $100 of sale proceeds to increase the reserve for its future debt service obligation payments owed to us under the loan. We used $1,358 of these repayment proceeds to repay a part of the outstanding balance under our Master Repurchase Facility.

In October 2020, the borrower under our loan secured by a retail property located in Paradise Valley, AZ satisfied the applicable conditions and exercised its right to extend the maturity date of the loan by one year to November 30, 2021 pursuant to the terms of the loan agreement.

In November 2020, we amended the agreement governing our loan secured by a multifamily property located in Houston, TX to extend the maturity date of the loan by one year to November 10, 2021. As part of this amendment, the borrower funded an interest reserve of $500.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
In February 2021, the borrower under our loan secured by an industrial facility located in Barrington, NJ notified us that the facility is expected to be sold in the second quarter of 2021. Upon sale, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal costs, and we will be required to repay the outstanding balance and accrued interest associated with this loan under our Master Repurchase Facility. As of December 31, 2020, the principal amount outstanding under the loan was $35,154.

In February 2021, we amended the agreement governing our loan secured by a retail property located in Coppell, TX to extend the maturity date of the loan by approximately six months to August 12, 2021. As part of this amendment, the borrower funded an interest reserve of $500 and repaid $250 of the principal balance of the loan thereby reducing the total loan commitment to $19,865. This amendment also includes a six month extension contingent upon the borrower repaying $250 of the principal balance and meeting certain other conditions.

In February 2021, we received $24,830 of repayment proceeds from the borrower on its loan that was used to finance the acquisition of a 432 unit apartment community located in Rochester, NY, which included the $24,550 principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses.

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020
Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	5	$94,412	34%
Multifamily	3	70,417	25%
Industrial	2	49,209	17%
Retail	3	44,298	16%
Hotel	1	23,910	8%
	14	$282,246	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
East	5	$105,695	37%
South	5	104,256	37%
Midwest	3	61,185	22%
West	1	11,110	4%
	14	$282,246	100%

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	December 31, 2019
Property Type	Number of Loans	Carrying Value	Percentage of Value
Office	4	$71,446	30%
Multifamily	3	68,911	28%
Retail	3	43,782	18%
Industrial	1	34,838	14%
Hotel	1	23,101	10%
	12	$242,078	100%

Geographic Location	Number of Loans	Carrying Value	Percentage of Value
South	5	$103,295	43%
East	4	90,047	37%
Midwest	2	39,722	16%
West	1	9,014	4%
	12	$242,078	100%
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The following table allocates the carrying value of our loan portfolio at December 31, 2020 and 2019 based on our internal risk rating policy:

	December 31, 2020		December 31, 2019
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	3	77,553	1	24,462
3	4	76,343	11	217,616
4	7	128,350	—	—
5	—	—	—	—
	14	$282,246	12	$242,078

The weighted average risk rating of our loans by carrying value was 3.2 and 2.9 as of December 31, 2020 and 2019, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of December 31, 2020, we had seven loans representing 45% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk." Six of these loans were downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2020 and the seventh loan was downgraded from a risk rating of "3" or "acceptable risk" during the three months ended September 30, 2020. During the three months ended December 31, 2020, two additional loans were upgraded from a risk rating of "3" or "acceptable risk" to a risk rating of "2" or "average risk" due to improved collateral performance resulting from the borrowers' progress in implementing their business plans. We did not have any impaired loans or nonaccrual loans as of December 31, 2020 or 2019. See Note 2 for further information regarding our loan risk ratings.

As of December 31, 2020 and February 22, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5. Debt Agreements
The table below summarizes our debt agreements as of December 31, 2020 and 2019:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (Years) (1)	Principal Balance	Fair Value (2)
December 31, 2020:
Master Repurchase Facility	$213,482	$201,051	$200,233	L + 2.00%	1.1	$281,654	$279,381

December 31, 2019:
Master Repurchase Facility	$213,482	$165,536	$164,694	L + 1.99%	1.6	$242,899	$242,763

(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our Master Repurchase Facility matures on November 6, 2022.
(2)See Note 6 for further discussion of our financial assets and liabilities not carried at fair value.
Until May 23, 2019, we were a party to a credit agreement with our Manager as lender, or the RMR Credit Agreement. Following our repayment of the approximate $14,220 balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See below in this Note 5 for further information regarding the RMR Credit Agreement.

Until August 9, 2019, we were a party to the Texas Capital Bank, National Association, or Texas Capital Bank, or the TCB note payable. Following our repayment of the $31,790 outstanding principal and accrued interest under the TCB note payable, the TCB note payable terminated in accordance with its terms. See below in this Note 5 for further information regarding the TCB note payable.

For the year ended December 31, 2020, we recorded interest expense of $5,115 in connection with our Master Repurchase Facility and for the year ended December 31, 2019, we recorded interest expense of $5,495, $891 and $39 in connection with our Master Repurchase Facility, the TCB note payable and the RMR Credit Agreement, respectively.

At December 31, 2020, our outstanding borrowings had the following remaining maturities:

Year	Principal payments on Master Repurchase Facility (1)
2021	$98,529
2022	102,522
2023	—
2024	—
2025	—
$201,051
(1)The allocation of our outstanding borrowings under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
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

On October 30, 2020, we amended our Master Repurchase Agreement to, among other things, extend the maturity date of our Master Repurchase Facility by one year from November 6, 2021 to November 6, 2022, subject to early termination as provided for in our Master Repurchase Agreement. In addition, our Master Repurchase Agreement was amended to provide that at such time as LIBOR is no longer available as a base rate to calculate interest payable on amounts outstanding under our Master Repurchase Facility, the replacement base rate shall be the secured overnight financing rate, or SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our amended Master Repurchase Agreement.

Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 2.55% and 4.26% for the year ended December 31, 2020 and 2019, respectively.
In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of December 31, 2020, we have not received a margin call under our Master Repurchase Agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of December 31, 2020, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
On August 23, 2019, we received $14,635 of repayment proceeds on a loan held for investment that was used to refinance an office building located in Scarsdale, NY, which included the $13,997 principal amount outstanding under the loan, as well as the accrued interest, an exit fee, prepayment premium and our associated legal expenses. We were required to use $10,422 of these repayment proceeds to repay the outstanding balance and accrued interest associated with this loan under our Master Repurchase Facility, and we used the remaining proceeds to pay down additional outstanding balances under our Master Repurchase Facility. Further, on August 13, 2019, we used $8,000 of proceeds from the repayment of a loan held for investment that was used to finance the acquisition of a hotel in Queens, NY, as described below, to pay down additional outstanding balances under our Master Repurchase Facility.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
In February 2021, we repaid $23,912 of outstanding balances under our Master Repurchase Facility.
TCB Note Payable
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
In connection with the JFK loan, one of our wholly owned subsidiaries entered into the TCB note payable, which advanced up to 80% of the JFK loan amount from time to time and was scheduled to mature in July 2021. Interest payable on amounts advanced under the TCB note payable was calculated at a floating rate based on LIBOR plus a premium of 215 basis points. In connection with the TCB note payable, we entered into a guaranty with Texas Capital Bank pursuant to which we guaranteed 25% of the TCB note payable amount plus all related interest and costs. Upon repayment of the JFK loan by the borrower in August 2019, we were required to repay the $31,690 principal amount outstanding under the TCB note payable, together with accrued interest, for a total payoff amount of $31,790. Following such repayment, the TCB note payable terminated in accordance with its terms and our guaranty with Texas Capital Bank was released.
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
Note 6. Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level I) and the lowest priority to unobservable inputs (Level III). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments. The outstanding principal balances under our Master Repurchase Facility approximate their fair values, as interest is based on floating rates based on LIBOR plus a spread and the spread is consistent with those demanded by the market.
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

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheets:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Loans held for investment	$282,246	$279,381	$242,078	$242,763
Financial liabilities
Master Repurchase Facility	$200,233	$199,936	$164,694	$165,536

There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2020.
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan, or the 2017 Plan. As described in Note 9, we awarded common share awards to our officers and certain other employees of our Manager and of RMR LLC in 2020, 2019 and 2018. We also awarded each of our five Trustees 3,000 of our common shares with an aggregate market value of $29 ($6 per trustee), 3,000 of our common shares with an aggregate market value of $155 ($31 per trustee) and 3,000 of our common shares with an aggregate market value of $189 ($38 per trustee) in 2020, 2019 and 2018, respectively, as part of their annual compensation. During 2018, we awarded an additional 1,500 shares with an aggregate market value of $20 to one of our Managing Trustees, who was elected as a Managing Trustee in 2018. The values of the share awards were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize share forfeitures as they occur.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2017 Plan for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	70,220	$7.62	43,040	$12.37	16,000	$15.87
Shares granted	71,600	2.71	68,300	5.83	62,800	12.03
Shares forfeited	—	—	—	—	(8,000)	15.87
Shares vested	(48,340)	5.11	(41,120)	6.91	(27,760)	12.61
Unvested shares, end of year	93,480	$5.18	70,220	$7.62	43,040	$12.37
The 93,480 unvested shares as of December 31, 2020 are scheduled to vest as follows: 44,040 shares in 2021, 23,240 shares in 2022, 17,080 shares in 2023 and 9,120 shares in 2024.
As of December 31, 2020, the estimated future compensation expense for the unvested shares was $331. The weighted average period over which the compensation expense will be recorded is approximately 20 months. During the years ended December 31, 2020, 2019 and 2018, we recorded $316, $344 and $430, respectively, of compensation expense related to the 2017 Plan. At December 31, 2020, 29,689 of our common shares remained available for issuance under the 2017 Plan.

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Sale of Common Shares
On May 21, 2019, we issued and sold 5,000,000 of our common shares in the Offering at a price of $5.65 per share for total net proceeds of $26,074, after deducting the underwriting discounts and commissions and other expenses. Our Manager purchased 1,000,000 of our common shares in the Offering at the public offering price, without the payment of any underwriting discounts. We used the net proceeds of the Offering to repay the approximate $14,220 balance then outstanding under the RMR Credit Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. After repayment of the outstanding balance under the RMR Credit Agreement, the RMR Credit Agreement was terminated. See Note 5 for further information regarding the RMR Credit Agreement.
Common Share Purchases
During the years ended December 31, 2020, 2019 and 2018, we purchased our common shares from certain of our current and former officers and certain current and former officers and employees of our Manager and RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase date. The aggregate value of common shares purchased during the years ended December 31, 2020, 2019 and 2018 was $24, $39 and $28, respectively, which was recorded as a decrease to additional paid in capital within shareholders' equity in our consolidated balance sheets.

Distributions
For the year ended December 31, 2020, we declared and paid distributions to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distributions
January 27, 2020	February 20, 2020	$0.22	$1,813
April 10, 2020	May 21, 2020	0.01	82
July 27, 2020	August 20, 2020	0.01	82
October 26, 2020	November 19, 2020	0.01	83
December 17, 2020	January 15, 2021	0.53	4,401
		$0.78	$6,461

Distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2020, were $0.78. The characterization of our distributions for 2020 was 100% ordinary income.

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
Fees and Expense Reimbursements. Under our management agreement, we are responsible to pay our Manager the following:
•Base Management Fee. We are required to pay our Manager an annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) the proceeds received by us from our IPO and the concurrent private placement of our common shares to our Manager, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative Distributable Earnings, as defined below, for the period commencing on the completion of our IPO to the end of the most recent applicable calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to our Manager and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis.
•Incentive Fee. We are required to pay our Manager quarterly an incentive fee in arrears in cash equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) our Distributable Earnings for the most recent

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to our Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless Distributable Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of our IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero.
For purposes of the calculation of base management fees and incentive fees payable to our Manager, “Distributable Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by our Manager; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between our Manager and our Independent Trustees and approved by a majority of our Independent Trustees. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Distributable Earnings shall only apply to owned real estate. Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to our Manager. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Distributable Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Distributable Earnings. Equity and Distributable Earnings (referred to as Core Earnings in our management agreement) as defined in our management agreement are non-GAAP financial measures and may be different than our shareholders’ equity and our net income calculated according to GAAP.
We did not recognize any base management fees or incentive fees for the years ended December 31, 2020 or 2019. We recognized $447 of base management fees and $0 of incentive fees for the year ended December 31, 2018. Our Manager waived any base management or incentive fees otherwise due and payable by us under our management agreement for and through the periods from July 1, 2018 through December 31, 2020. If our Manager had not agreed to waive its base management and incentive fees, we would have recognized $1,311 and $1,131 of base management fees for the years ended December 31, 2020 and 2019, respectively, $445 of base management fees for the period from July 1, 2018 through December 31, 2018, and $467 of incentive fees for the year ended December 31, 2020. We would not have recognized any incentive fees for the year ended December 31, 2019 or for the period from July 1, 2018 through December 31, 2018.

Term and Termination. Our management agreement has a term that ends on December 31, 2021 and automatically renews for successive one year terms on January 1 of each year for an additional year, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of our Independent Trustees based upon a determination that (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager are not fair to us (provided that in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). Our management agreement may be terminated by our Manager before each annual renewal upon written notice delivered to our Board of Trustees no later than 180 days prior to an annual renewal date. We may also terminate our management agreement at any time without the payment of any termination fee, with at least 30 days’ prior written notice from us upon the occurrence of a “cause event,” as defined in the management agreement. Our Manager may terminate our management agreement in certain other circumstances, including if we become required to register as an investment company under the Investment Company Act of 1940, as amended, for our uncured “material breach,” as defined in our management agreement, we materially reduce our Manager’s duties and responsibilities or scope of its authority under our management agreement or we cease or take steps to cease to conduct the business of originating or investing in CRE loans.
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
Expense Reimbursement. Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. Generally, it is the practice of our Manager and RMR LLC to treat individuals who spend 50% or more of their business time providing services to our Manager as employees of our Manager. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations, including but not limited to, the cost of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements include an allocation of the cost of applicable personnel employed by RMR LLC and our share of RMR LLC's costs of providing our internal audit function, with such shared services costs subject to approval by a majority of our Independent Trustees at least annually. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. We incurred shared services costs of $1,299, $1,599 and $1,578 for the years ended December 31, 2020, 2019 and 2018, respectively, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our statement of operations for these periods.

Business Opportunities. Under our management agreement, we and our Manager have agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates, including RMR LLC, will sponsor or manage any other publicly traded REIT that invests primarily in first mortgage whole loans secured by middle market and transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our management agreement does not prohibit our Manager or its affiliates (including RMR LLC) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds and investment vehicles, including Centre Street Finance LLC, a private fund focused on originating and investing in mortgage loans, private REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage whole loans secured by middle market or transitional CRE or other investments like those we intend to make. In connection with the conversion of RMR Mortgage Trust, or RMRM, from a closed-end investment company to a publicly traded commercial mortgage REIT in January 2021, our Independent Trustees approved the engagement by RMRM of our Manager to serve as manager to RMRM on terms substantially similar to our management agreement with our Manager.

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
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. David M. Blackman served as our other Managing Trustee and our President and Chief Executive Officer, and as a director and the president, and chief executive officer of our Manager until his resignation from those positions on December 31, 2020 in connection with his retirement. Following Mr. Blackman’s resignation, Matthew P. Jordan was appointed as our Managing Trustee and Thomas L. Lorenzini was appointed as our President, each effective January 1, 2021. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc., he and Mr. Lorenzini are both officers of RMR LLC and Mr. Lorenzini is also an officer of our Manager. In addition, each of our other officers is also an officer and/or employee of our Manager or RMR LLC.
Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies and other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Advisors LLC. Our Manager provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement.
We were formed as a 100% owned subsidiary of our Manager. Our Manager is our largest shareholder and, as of December 31, 2020, owned 1,600,100 of our common shares, or approximately 19.3% of our outstanding common shares.
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
RMR Credit Agreement. On February 4, 2019, we entered into the RMR Credit Agreement, pursuant to which from time to time until August 4, 2019, the scheduled expiration date of the RMR Credit Agreement, we were able to borrow up to $25,000 and, beginning May 3, 2019, up to $50,000 in subordinated unsecured loans at a rate of 6.50% per annum. In May 2019, we used the net proceeds of the Offering to repay the approximately $14,220 balance then outstanding under the RMR Credit

TREMONT MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Agreement and to reduce amounts outstanding under our Master Repurchase Facility by approximately $11,900. After repayment of the balance then outstanding under the RMR Credit Agreement, the RMR Credit Agreement was terminated. In connection with this repayment, we paid our Manager approximately $39 of interest and $7 of fees related to the RMR Credit Agreement. See Note 5 for further information regarding the RMR Credit Agreement.
RMR Inc. and RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager for the amount it pays for those services. See Note 8 for further information regarding this shared services arrangement.
Share Awards to Employees of our Manager and RMR LLC. During the years ended December 31, 2020, 2019 and 2018, we awarded to our officers and other employees of our Manager and/or RMR LLC share awards of 56,600, 53,300 and 46,300 of our common shares, respectively, which were valued at $165, $243 and $546, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the respective date of the awards. One fifth of these awards vested on the award date and one fifth vests on each of the next four anniversaries of the award date. These awards to employees of our Manager and RMR LLC are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to our Manager. We purchased common shares awarded to certain of our officers and employees of our Manager and/or RMR LLC in satisfaction of tax withholding obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
Note 10. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our consolidated statements of operations.
Note 11. Weighted Average Common Shares
We calculate basic EPS by dividing net income by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common share issuances and the related impact on earnings, are considered when calculating diluted earnings per share. For the year ended December 31, 2020, 51,341 unvested common shares were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive. For the year ended December 31, 2019, 18,587 unvested common shares were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive. Due to net losses incurred during the year ended December 31, 2018, basic weighted average shares is equal to diluted weighted average shares and, as a result, 2,929 restricted unvested common shares were excluded from the computation of diluted EPS for the year ended December 31, 2018.

Note 12. Commitments and Contingencies
Unfunded Loan Commitments
As of December 31, 2020, we had unfunded loan commitments of $12,236 related to our loans held for investment that are not reflected in our consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.1 years as of December 31, 2020. See Note 4 for further information related to our loans held for investment.
Secured Borrowings
As of December 31, 2020, we had an aggregate of $201,051 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 1.1 years. See Note 5 for further information regarding our secured debt agreements.

TREMONT MORTGAGE TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2020
(dollars in thousands)

Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
First Mortgage Whole Loans (4)
Retail, Coppell, TX	L + 3.50%	02/05/2021	02/05/2021	I/O	—	$20,115	$20,204
Office, Metairie, LA	L + 5.00%	04/11/2021	04/11/2023	I/O	—	17,351	17,501
Office, Houston, TX	L + 4.00%	06/26/2021	06/26/2023	I/O	—	14,421	14,492
Multifamily, Houston, TX	L + 3.50%	11/10/2021	11/10/2022	I/O	—	27,929	28,150
Retail, Paradise Valley, AZ	L + 4.25%	11/30/2021	11/30/2022	I/O	—	11,009	11,110
Office, St. Louis, MO	L + 3.25%	12/19/2021	12/19/2023	I/O	—	27,611	27,621
Hotel, Atlanta, GA	L + 3.25%	12/21/2021	12/21/2023	I/O	—	23,904	23,910
Multifamily, Rochester, NY	L + 3.25%	01/22/2022	01/22/2024	I/O	—	24,550	24,630
Office, Dublin, OH	L + 3.75%	02/18/2022	02/18/2023	I/O	—	20,626	20,581
Industrial, Barrington, NJ	L + 3.50%	05/06/2022	05/06/2023	I/O	—	35,154	35,286
Retail, Omaha, NE	L + 3.65%	06/14/2022	06/14/2024	I/O	—	13,054	12,983
Office, Yardley, PA	L + 3.75%	12/19/2022	12/19/2024	I/O	—	14,264	14,218
Multifamily, Orono, ME	L + 3.25%	12/20/2022	12/20/2024	I/O	—	17,666	17,637
Industrial, Allentown, PA	L + 3.50%	01/24/2023	01/24/2025	I/O	—	14,000	13,923
						$281,654	$282,246
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2020, none of our borrowers was delinquent in payment.

Reconciliation of Mortgage Loans on Real Estate:

	2020	2019	2018
Balance at January 1,	$242,078	$135,844	$—
Additions during the period:
Originations	26,126	151,035	137,129
Additional funding	14,718	8,345	—
Amortization of deferred fees	1,901	1,697	296
Deductions during the period:
Repayment of mortgage loans	(2,089)	(53,610)	—
Deferred fees	(488)	(1,233)	(1,581)
Balance at December 31,	$282,246	$242,078	$135,844

S-1

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President	February 22, 2021
Thomas J. Lorenzini

/s/ G. Douglas Lanois	Chief Financial Officer and Treasurer	February 22, 2021
G. Douglas Lanois	(principal financial and accounting officer)

/s/ John L. Harrington	Independent Trustee	February 22, 2021
John L. Harrington

/s/ Matthew P. Jordan	Managing Trustee	February 22, 2021
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 22, 2021
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 22, 2021
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 22, 2021
Adam D. Portnoy