Form 10-Q
period 2021-03-31
Tremont Mortgage Trust
filed 2021-04-28
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of April 23, 2021: 8,305,911

TREMONT MORTGAGE TRUST
FORM 10-Q
March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$10,890	$10,521
Loans held for investment, net	260,179	282,246
Accrued interest receivable	922	996
Prepaid expenses and other assets	313	419
Total assets	$272,304	$294,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$748	$5,041
Master repurchase facility, net	180,040	200,233
Due to related persons	987	5
Total liabilities	181,775	205,279

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,305,911 and 8,302,911 shares issued and outstanding, respectively	83	83
Additional paid in capital	89,211	89,160
Cumulative net income	12,363	10,788
Cumulative distributions	(11,128)	(11,128)
Total shareholders’ equity	90,529	88,903
Total liabilities and shareholders' equity	$272,304	$294,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
INCOME FROM INVESTMENTS:
Interest income from investments	$4,486	$4,284
Less: interest and related expenses	(1,135)	(1,757)
Income from investments, net	3,351	2,527

OTHER EXPENSES:
Base management fees	342	—
Management incentive fees	620	—
General and administrative expenses	669	540
Reimbursement of shared services expenses	138	321
Total expenses	1,769	861

Income before income tax expense	1,582	1,666
Income tax expense	(7)	—
Net income	$1,575	$1,666

Weighted average common shares outstanding - basic	8,211	8,169
Weighted average common shares outstanding - diluted	8,239	8,169

Net income per common share - basic and diluted	$0.19	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2020	8,303	$83	$89,160	$10,788	$(11,128)	$88,903
Share grants	3	—	51	—	—	51
Net income	—	—	—	1,575	—	1,575
Balance at March 31, 2021	8,306	$83	$89,211	$12,363	$(11,128)	$90,529

Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221
Share grants	—	—	42	—	—	42
Share repurchases	(1)	—	(2)	—	—	(2)
Net income	—	—	—	1,666	—	1,666
Distributions	—	—	—	—	(1,895)	(1,895)
Balance at March 31, 2020	8,239	$82	$88,909	$3,603	$(6,562)	$86,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,575	$1,666
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	51	42
Amortization of deferred financing costs	107	119
Amortization of loan origination and exit fees	(296)	(462)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(197)	(231)
Prepaid expenses and other assets	106	28
Accounts payable, accrued liabilities and deposits	108	(185)
Due to related persons	982	331
Net cash provided by operating activities	2,436	1,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	99	(25,738)
Additional funding of loans held for investment	(2,265)	(3,176)
Repayment of loans held for investment	24,800	—
Net cash provided by (used in) investing activities	22,634	(28,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	3,612	30,806
Repayments under master repurchase facility	(23,912)	—
Payments of deferred financing costs	—	(53)
Repurchase of common shares	—	(2)
Distributions	(4,401)	(1,813)
Net cash (used in) provided by financing activities	(24,701)	28,938

Increase in cash, cash equivalents and restricted cash	369	1,332
Cash, cash equivalents and restricted cash at beginning of period	10,521	8,875
Cash, cash equivalents and restricted cash at end of period	$10,890	$10,207

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,047	$1,660

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$10,890	$10,204
Restricted cash	—	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$10,890	$10,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Tremont Mortgage Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report.
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

On April 26, 2021, we and RMR Mortgage Trust, or RMRM, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we have agreed to merge with and into RMRM, with RMRM continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective
Time, each of our common shares of beneficial interest, $0.01 par value per share, or our common shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52, or the Exchange Ratio, of one newly issued common share of beneficial interest, $0.001 par value per share, of RMRM, or the RMRM Common Shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the RMRM Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under our equity compensation plan generally will be converted into an unvested RMRM Common Share award under RMRM’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). The Merger and the other transactions contemplated by the Merger Agreement are collectively referred to herein as the Transactions.

Following the consummation of the Merger, the combined company will continue to be managed by our and RMRM’s current manager, Tremont Realty Advisors LLC, or TRA or our Manager, pursuant to the terms of RMRM’s existing management agreement with TRA. Contemporaneously with the execution of the Merger Agreement, we, RMRM and TRA entered into a letter agreement, or the TRA Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we, RMRM and TRA have acknowledged and agreed that, effective upon consummation of the Merger, we shall have terminated our management agreement with TRA, and TRA shall have waived its right to receive payment of the termination fee pursuant to such agreement. In consideration of this waiver, RMRM has agreed that, effective upon consummation of the Merger and the termination of our management agreement with TRA, certain of the expenses TRA had paid on our behalf pursuant to such management agreement will be included in the “Termination Fee” under and as defined in RMRM’s existing management agreement with TRA. The TRA Letter Agreement further provides that such termination by us and waiver by TRA shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement.

Contemporaneously with the execution of the Merger Agreement, we entered into a voting agreement, or the Voting Agreement, with Diane Portnoy, in her capacity as a greater than 5% holder of RMRM Common Shares, pursuant to which she has agreed to vote all of the RMRM Common Shares which she is entitled to vote in favor of approval of the Merger Share Issuance at the special meeting of RMRM’s shareholders held for that purpose and against any competing acquisition proposal.

Also contemporaneously with the execution of the Merger Agreement, RMRM entered into a voting agreement with TRA pursuant to which TRA has agreed to vote all of our common shares which it is entitled to vote in favor of approval of the

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Merger and the other Transactions to which we are a party at the special meeting of our shareholders held for that purpose and against any competing acquisition proposal.

Note 2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company that has opted to take advantage of the extended transition period, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.
Note 3. Loans Held for Investment
We originate first mortgage whole loans secured by middle market and transitional CRE, which we generally hold until maturity or, if earlier, repayment. We funded our existing loan portfolio using cash on hand and advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and other debt financing. See Note 4 for further information regarding our Master Repurchase Facility.

The table below provides overall statistics for our loan portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Number of loans	13	14
Total loan commitments	$268,379	$293,890
Unfunded loan commitments (1)	$8,989	$12,236
Principal balance	$259,390	$281,654
Unamortized net deferred origination and exit fees	$789	$592
Carrying value	$260,179	$282,246
Weighted average coupon rate	5.73%	5.70%
Weighted average all in yield (2)	6.43%	6.39%
Weighted average maximum maturity (years) (3)	2.4	2.6
Weighted average risk rating	2.9	3.2
Weighted average LTV (4)	67%	67%
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
(4)     LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
The table below represents our loan activities during the three months ended March 31, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2020	$281,654	$592	$282,246
Additional funding	2,536	—	2,536
Originations	—	(99)	(99)
Repayments	(24,800)	—	(24,800)
Net amortization of deferred fees	—	296	296
Balance at March 31, 2021	$259,390	$789	$260,179

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

In February 2021, we amended the agreement governing our loan secured by a retail property located in Coppell, TX to extend the maturity date of the loan by six months to August 12, 2021. As part of this amendment, the borrower funded an interest reserve of $500 and repaid $250 of the principal balance of the loan, thereby reducing the total loan commitment to $19,865. This amendment also includes a six month extension option contingent upon the borrower repaying an additional $250 of the principal balance and meeting certain other conditions. We collected a fee from the borrower of $99 in connection with this amendment.

In February 2021, we received $24,830 of repayment proceeds from the borrower on our loan that was used to finance the acquisition of a 432 unit apartment community located in Rochester, NY, which included the $24,550 principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses.

In February 2021, the borrower under our loan secured by an industrial facility located in Barrington, NJ notified us that the facility is expected to be sold in the second quarter of 2021. Upon sale, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal costs, and we will be required to repay the outstanding balance and accrued interest associated with this loan under our Master Repurchase Facility. As of March 31, 2021, the principal amount outstanding under the loan was $36,162.

In April 2021, we amended the agreement governing our loan secured by an office property located in Metairie, LA to extend the maturity date of the loan by six months to October 11, 2021 and to eliminate any further borrower extension rights. We collected a fee from the borrower of $45 in connection with this amendment.

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office	5	$95,733	37%	5	$94,412	34%
Multifamily	2	46,021	18%	3	70,417	25%
Industrial	2	50,279	19%	2	49,209	17%
Retail	3	44,206	17%	3	44,298	16%
Hotel	1	23,940	9%	1	23,910	8%
	13	$260,179	100%	14	$282,246	100%

	March 31, 2021			December 31, 2020
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	4	$82,378	32%	5	$105,695	37%
South	5	104,122	40%	5	104,256	37%
Midwest	3	62,373	24%	3	61,185	22%
West	1	11,306	4%	1	11,110	4%
	13	$260,179	100%	14	$282,246	100%
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our Annual Report for more information regarding our loan risk ratings. The following table allocates the carrying value of our loan portfolio at March 31, 2021 and December 31, 2020 based on our internal risk rating policy:

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

	March 31, 2021		December 31, 2020
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	1	$36,338	—	$—
2	2	45,663	3	77,553
3	5	92,511	4	76,343
4	5	85,667	7	128,350
5	—	—	—	—
	13	$260,179	14	$282,246
The weighted average risk rating of our loans by carrying value was 2.9 and 3.2 as of March 31, 2021 and December 31, 2020, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of March 31, 2021, we had five loans representing 33% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk", compared to seven loans representing 45% of the carrying value of our loan portfolio as of December 31, 2020. We did not have any impaired loans or nonaccrual loans as of March 31, 2021 or December 31, 2020.

As of April 23, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
Note 4. Debt Agreements
The table below summarizes our debt agreements as of March 31, 2021 and December 31, 2020:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
March 31, 2021:
Master Repurchase Facility	$213,482	$180,751	$180,040	L + 2.00%	0.9	$260,179	$257,689

December 31, 2020:
Master Repurchase Facility	$213,482	$201,051	$200,233	L + 2.00%	1.1	$281,654	$279,381
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our Master Repurchase Facility matures on November 6, 2022.
(2)See Note 5 for further discussion of our financial assets and liabilities not carried at fair value.

Master Repurchase Facility
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 2.12% and 3.50% for the three months ended March 31, 2021, and 2020, respectively. At March 31, 2021, we had approximately $711 of capitalized financing costs, net of amortization.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of March 31, 2021, we have not received a margin call under our Master Repurchase Agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager, ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of March 31, 2021, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
Note 5. Fair Value of Financial Instruments
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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$260,179	$257,689	$282,246	$279,381
Financial liabilities
Master Repurchase Facility	$180,040	$179,878	$200,233	$199,936

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2021.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 6. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2017 Equity Compensation Plan, or the 2017 Plan. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. We awarded one of our Trustees 3,000 of our common shares with an aggregate market value of $14 during the three months ended March 31, 2021. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize share forfeitures as they occur.

Distributions
For the three months ended March 31, 2021, we declared and paid a distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
December 17, 2020	January 15, 2021	$0.53	$4,401
Our distribution paid on January 15, 2021 is treated for federal income tax purposes as having been paid and received on December 31, 2020.

On April 15, 2021, we declared a quarterly distribution of $0.10 per common share, or approximately $831, to shareholders of record on April 26, 2021. We expect to pay this distribution on or about May 20, 2021.
Note 7. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We recognized base management fees of $342 and management incentive fees of $620 for the three months ended March 31, 2021. Our Manager previously waived any base management or management incentive fees otherwise due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. As a result, we did not recognize any base management or management incentive fees for the three months ended March 31, 2020. If our Manager had not waived these base management and management incentive fees, we would have recognized $320 of base management fees for the three months ended March 31, 2020 and no management incentive fees would have been paid or payable for the three months ended March 31, 2020.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $176 and $359 payable to our Manager for the three months ended March 31, 2021 and 2020, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

Pursuant to the TRA Letter Agreement, on the terms and subject to conditions contained therein, we and our Manager agreed that, effective upon consummation of the Merger, we shall have terminated our management agreement, and our Manager shall have waived its right to receive payment of the termination fee due on account thereof. Following termination of the management agreement in accordance with the TRA Letter Agreement, pro rata base management and management incentive fees will continue to be payable under the terms of the management agreement. See Note 1 for further information regarding the TRA Letter Agreement and the Merger.

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

Our Manager is our largest shareholder and, as of March 31, 2021, owned 1,600,100 of our common shares, or approximately 19.3% of our outstanding common shares.
RMR Mortgage Trust. As described further in Note 1, on April 26, 2021, we and RMRM entered into the Merger
Agreement. Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, are also RMRM’s managing trustees. Thomas J.
Lorenzini, our President, also serves as president of RMRM, and G. Douglas Lanois, our Chief Financial Officer and Treasurer,
also serves as chief financial officer and treasurer of RMRM. John L. Harrington serves as one of our Independent Trustees and is also an independent trustee of RMRM, and Joseph L. Morea, one of our independent trustees, previously served as an independent trustee of RMRM; Jeffrey P. Somers previously served as one of our independent trustees and is currently an independent trustee of RMRM. See Note 1 for further information regarding the Merger Agreement.

For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report and to our Current Report on Form 8-K dated April 26, 2021.
Note 9. Income Taxes
We have elected to be taxed as real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.
Note 10. Weighted Average Common Shares
Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating diluted net income per share. The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income per share (amounts in thousands):

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Weighted average common shares for basic net income per share	8,211	8,169
Effect of dilutive securities: unvested share awards (1)	28	—
Weighted average common shares for diluted net income per share	8,239	8,169
(1)    For the three months ended March 31, 2020, 22 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 11. Commitments and Contingencies
Unfunded Loan Commitments
As of March 31, 2021, we had unfunded loan commitments of $8,989 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 0.9 years as of March 31, 2021. See Note 3 for further information related to our loans held for investment.
Secured Borrowings
As of March 31, 2021, we had an aggregate of $180,751 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 0.9 years. See Note 4 for further information regarding our secured debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. We classify our assets as loans held for investment in our condensed consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
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
As noted earlier in this Quarterly Report on Form 10-Q, on April 26, 2021, we entered into the Merger Agreement with RMRM pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each of our common shares issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Exchange Ratio of one newly issued RMRM Common Share, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the RMRM Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under our equity compensation plan generally will be converted into an unvested RMRM Common Share award under RMRM’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Pursuant to the Merger Agreement, effective upon consummation of the Merger, RMRM’s Declaration of Trust will be amended to, among other things, change its name to "Seven Hills Realty Capital” and provide its board of trustees authority to effect the conversion of RMRM into a Maryland real estate investment trust without shareholder approval. Following the consummation of the Merger, the RMRM Common Shares will continue to trade on Nasdaq under the new ticker symbol “SHRC”.
The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things: (1) approval of the Merger and the other Transactions to which we are a party by at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the special meeting of our shareholders held for that purpose; (2) approval of the issuance of RMRM Common Shares to be issued in the Merger, or the Merger Share Issuance, by at least a majority of all the votes cast by the holders of outstanding RMRM Common Shares entitled to vote at the special meeting of RMRM’s shareholders at which a quorum is present and held for that purpose; (3) the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other Transactions; (4) the effectiveness of the registration statement on Form S-4, or the Form S-4, to be filed by RMRM with the SEC to register the RMRM Common Shares to be issued in the Merger; (5) Nasdaq’s approval of the listing of the RMRM Common Shares to be issued in the Merger, subject to official notice of issuance; and (6) the receipt of certain tax opinions from each party’s tax counsel. The Merger is expected to close in the third quarter of 2021, and the Merger Agreement provides that either party may terminate the agreement if the Merger is not consummated by December 31, 2021. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to provide a tax-free exchange for our shareholders for the RMRM Common Share consideration they receive in the Merger, except that our shareholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of RMRM Common Shares.

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants with respect to the conduct of our and RMRM’s respective businesses prior to closing, subject to certain consent rights by us and RMRM, respectively, and covenants prohibiting us and RMRM from soliciting, providing information or entering into discussions concerning competing proposals (generally defined as proposals for 20% or more of the assets, revenues or earnings or equity of the applicable party), subject to certain exceptions.

The Merger Agreement contains certain termination rights for both us and RMRM, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such superior proposal is fully committed or is reasonably likely to be obtained, and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed); provided that we may only terminate the Merger Agreement after we have held a special meeting of our shareholders for the purpose of approving the Merger. Each party is required to pay the other party a termination fee of $2,156 plus the other party’s reasonable fees and expenses under certain circumstances related to such party’s change in recommendation, breach or termination in connection with a superior proposal. Except with respect to the foregoing, all fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and RMRM will share equally any filing fees incurred in connection with the filing of the Form S-4 and the related joint proxy statement/prospectus.

The Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended, as applicable, to each of our and RMRM’s board of trustees by special committees of our and RMRM’s board of trustees, respectively, each comprised solely of our and RMRM’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and RMRM’s independent trustees and by our and RMRM’s board of trustees, with independent trustees unanimously approving the Merger, the Merger Share Issuance and the other Transactions, as applicable. Citigroup Global Markets Inc. acted as financial advisor to the special committee of our Board of Trustees and UBS Securities LLC acted as financial advisor to the special committee of RMRM’s board of trustees.

For further information regarding the Merger and the other Transactions, see Notes 1, 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic and several states and municipalities have declared public health emergencies.
We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the ability of our borrowers to withstand the current economic conditions and continue to fund their debt service obligations owed and due to us and the status of our operations, liquidity and capital needs and resources. We are also conducting financial modeling and sensitivity analyses regularly, actively communicating with our borrowers, our lender and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and continuously monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed and due to us.

The U.S. economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of COVID-19 pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath, and as a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, and the related actions our Manager has taken in response to the pandemic, see "COVID-19 Pandemic" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report.
Book Value per Common Share
The table below calculates our book value per common share:

	March 31, 2021	December 31, 2020
Shareholders' equity	$90,529	$88,903
Total outstanding common shares	8,306	8,303
Book value per common share	$10.90	$10.71

Our Loan Portfolio
The table below provides overall statistics for our loan portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Number of loans	13	14
Total loan commitments	$268,379	$293,890
Unfunded loan commitments (1)	$8,989	$12,236
Principal balance	$259,390	$281,654
Unamortized net deferred origination and exit fees	$789	$592
Carrying value	$260,179	$282,246
Weighted average coupon rate	5.73%	5.70%
Weighted average all in yield (2)	6.43%	6.39%
Weighted average maximum maturity (years) (3)	2.4	2.6
Weighted average loan rating	2.9	3.2
Weighted average LTV (4)	67%	67%
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
(4) LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below provides details of our loan investments as of March 31, 2021:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maturity (date)	Maximum Maturity (2) (date)	LTV (3)	Risk Rating
First mortgage whole loans
Metairie, LA	Office	04/11/2018	$18,102	$17,351	L + 5.00%	L + 5.65%	4/11/2021	04/11/2023	79%	3
Houston, TX	Office	06/26/2018	15,200	14,489	L + 4.00%	L + 4.59%	6/26/2021	06/26/2023	69%	4
Coppell, TX	Retail	02/05/2019	19,865	19,865	L + 3.50%	L + 4.24%	8/12/2021	02/12/2022	73%	4
Houston, TX	Multifamily	05/10/2019	27,929	27,929	L + 3.50%	L + 4.52%	11/10/2021	11/10/2022	56%	3
Paradise Valley, AZ	Retail	11/30/2018	11,853	11,197	L + 4.25%	L + 5.71%	11/30/2021	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	27,763	L + 3.25%	L + 3.74%	12/19/2021	12/19/2023	72%	2
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2021	12/21/2023	62%	4
Dublin, OH	Office	02/18/2020	22,820	21,556	L + 3.75%	L + 4.83%	2/18/2022	02/18/2023	33%	3
Barrington, NJ	Industrial	05/06/2019	37,600	36,162	L + 3.50%	L + 4.03%	5/6/2022	05/06/2023	79%	1
Omaha, NE	Retail	06/14/2019	14,500	13,054	L + 3.65%	L + 4.05%	6/14/2022	06/14/2024	77%	4
Yardley, PA	Office	12/19/2019	14,900	14,264	L + 3.75%	L + 4.47%	12/19/2022	12/19/2024	75%	4
Orono, ME	Multifamily	12/20/2019	18,110	17,856	L + 3.25%	L + 3.86%	12/20/2022	12/20/2024	72%	2
Allentown, PA	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	1/24/2023	01/24/2025	67%	3
Total/weighted average			$268,379	$259,390	L + 3.64%	L + 4.33%			67%	2.9
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

As of March 31, 2021, we had $268,379 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 13 first mortgage whole loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of March 31, 2021, we had five loans representing 33% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”. One of these loans was downgraded from a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2021. Three loans with a loan risk rating of "4" or "higher risk" as of December 31, 2020 were upgraded to a risk rating of "3" or "acceptable risk" during the three months ended March 31, 2021
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of April 23, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
We did not have any impaired loans, non-accrual loans or loans in default as of March 31, 2021; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding our risk rating policy and the risks associated with our loan portfolio, see our Annual Report.

Financing Activities
The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of March 31, 2021 and December 31, 2020:

	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
March 31, 2021:
Master Repurchase Facility	11/06/2022	$180,751	$32,731	$213,482	$259,390
December 31, 2020:
Master Repurchase Facility	11/06/2022	$201,051	$12,431	$213,482	$281,654

The table below details our Master Repurchase Facility activities during the three months ended March 31, 2021:

Total
Balance at December 31, 2020	$200,233
Advancements	3,612
Repayments	(23,912)
Amortization of deferred fees	107
Balance at March 31, 2021	$180,040
As of March 31, 2021, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2021, we had a $180,751 aggregate outstanding principal balance under our Master Repurchase Agreement. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of April 23, 2021, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
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

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,486	$4,284	$202	4.7%
Less: interest and related expenses	(1,135)	(1,757)	622	(35.4%)
Income from investments, net	3,351	2,527	824	32.6%

OTHER EXPENSES:
Base management fees	342	—	342	n/m
Management incentive fees	620	—	620	n/m
General and administrative expenses	669	540	129	23.9%
Reimbursement of shared services expenses	138	321	(183)	(57.0%)
Total expenses	1,769	861	908	105.5%

Income before income tax expense	1,582	1,666	(84)	(5.0%)
Income tax expense	(7)	—	(7)	n/m
Net income	$1,575	$1,666	$(91)	(5.4%)

Weighted average common shares outstanding - basic	8,211	8,169	42	0.5%
Weighted average common shares outstanding - diluted	8,239	8,169	70	0.9%

Net income per common share - basic and diluted	$0.19	$0.20	$(0.01)	(5.0%)
n/m - not meaningful

Interest income from investments. The increase in interest income from investments was primarily the result of additional interest income recognized during the three months ended March 31, 2021 compared to March 31, 2020 related to two loan investments that were originated in January and February 2020. This increase was partially offset by a decrease in interest income due to an early payoff of a loan investment during February 2021.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a decline in LIBOR since March 31, 2020 and the repayment of outstanding balances under our Master Repurchase Facility during February 2021.

Base management fees. Our Manager waived any base management fees that would otherwise have been due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not waived these base management fees, we would have recognized $320 of base management fees for the three months ended March 31, 2020.

Management incentive fees. Our Manager waived any management incentive fees that would otherwise have been due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not waived these management incentive fees, no management incentive fees would have been paid or payable by us for the three months ended March 31, 2020.
General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in professional fees and insurance costs.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of our reduced usage of shared services due to our loan portfolio being fully invested through February 2021.

Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Non-GAAP Financial Measures
We present Distributable Earnings, which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to net income determined in accordance with GAAP or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings may not be comparable to the distributable earnings as reported by other companies.
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings has been a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.
Distributable Earnings
We calculate Distributable Earnings as net income, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by our Manager, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable.

	Three Months Ended March 31,
	2021	2020
Reconciliation of net income to Distributable Earnings:
Net income	$1,575	$1,666
Management incentive fees	620	—
Non-cash equity compensation expense	51	42
Distributable Earnings	$2,246	$1,708

Weighted average common shares outstanding - basic	8,211	8,169
Weighted average common shares outstanding - diluted	8,239	8,169

Distributable Earnings per common share - basic and diluted	$0.27	$0.21

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
Although we generally hold our investments for their contractual terms or until repaid earlier by the borrower, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our condensed consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.
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
Market Conditions. Prior to the COVID-19 pandemic, CRE transaction volumes were increasing, driving demand for CRE loans, and alternative lenders, like us, had gained market share. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of 2020. The closing of non-essential businesses, "shelter-in-place" orders, restrictions on travel, cancellations of events and gatherings and limitations on building occupancies implemented to stop or slow the spread of the virus had a substantial negative impact on the CRE market. Many property owners granted lease forbearance to tenants unable or, in some cases, unwilling to make rent payments which, in turn, increased the number of loan forbearance requests by property owners. In addition, volatility in the capital markets resulted in a substantial widening of credit spreads of commercial mortgage-backed securities, or CMBS, contributing to increased overall borrowing costs for banks and alternative lenders. Further, uncertainty surrounding the depth and duration of the economic downturn has resulted in a severe decline in overall CRE transaction volume, and the financial burdens resulting from margin calls imposed on lenders, as a result of increased borrowing costs and declining collateral values, and many lenders’ shift in focus to manage large volumes of forbearance requests from borrowers has caused new loan originations to significantly decline.

The CRE debt markets began to rebound in the third quarter of 2020. In June 2020, the CMBS loan delinquency rate was near highs experienced in 2010, but has since steadily declined as defaults have been "cured" by borrowers investing additional capital to support their loans or through loan forbearance. With historically low interest rates across much of the world, investors’ appetite for higher returns has resulted in improvement to the CMBS market. CMBS credit spreads have declined such that newly issued AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are currently expected to trade at credit spreads at or near those seen prior to the COVID-19 pandemic. Lower rated tranches of CMBS bonds continue to trade with wider yields than prior to the COVID-19 pandemic; however, overall volatility has subsided which we expect to positively impact the alternative lending market. In addition, issuance of CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), has increased while CLO credit spreads have declined, providing additional liquidity to alternative lenders, like us.

The decline in property transaction volume and increased liquidity available to lenders has caused greater competition among lenders to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life science or research and development/laboratory properties, that are either stabilized or near stabilization. Alternative lenders, like us, can provide flexible, shorter term financing to borrowers that may not be seeking longer term financing options because of economic uncertainty caused by the COVID-19 pandemic. However, despite the improvement of the securitization markets and the increase in lending activity, we believe challenges remain.

The hospitality and retail sectors are among those that have been most negatively impacted by the economic downturn. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity do not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or central business district markets. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term due to the stability of cash flows and the liquidity available from government sponsored enterprises, such as Fannie Mae or Freddie Mac; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions will have on the sector and how rent collections will be impacted. Lastly, industrial properties have performed well throughout the downturn and continue to benefit from the shift in consumers’ behavior to increased levels of e-commerce, which has accelerated during the COVID-19 pandemic.

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
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR. Based on our loan portfolio at March 31, 2021, LIBOR was 0.11% and would have to exceed the floor established by any of our loans, which currently range from 1.50% to 2.50%, to realize an increase in interest income.
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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to consummation of the Merger or, if applicable, the termination of the Merger Agreement, other than those which may occur in the ordinary course of our business. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Merger Agreement.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. We have been limited in our ability to access cost-effective capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is significant, negative and sustained for an extended period, we expect that we may continue to be challenged in accessing capital. Our sources of cash flows include payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. If LIBOR is no longer available as a base rate, the replacement base rate shall be SOFR plus a premium of basis points that approximates the existing interest rate as calculated in accordance with LIBOR. As of March 31, 2021, the maximum amount available for advancement under our Master Repurchase Facility was $213,482, of which we had a $180,751 aggregate outstanding principal balance, and the weighted average interest rate of advancements under our Master Repurchase Facility was 2.12% for the three months ended March 31, 2021. Our Master Repurchase Facility is scheduled to expire on November 6, 2022. For further information regarding our Master Repurchase Facility, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$10,521	$8,875
Net cash provided by (used in):
Operating activities	2,436	1,308
Investing activities	22,634	(28,914)
Financing activities	(24,701)	28,938
Cash, cash equivalents and restricted cash at end of period	$10,890	$10,207

The increase in cash provided by operating activities was primarily the result of favorable changes in working capital for the three months ended March 31, 2021, partially offset by a decrease in net income compared to the three months ended March 31, 2020. The increase in cash provided by investing activities was primarily due to the early payoff of a loan investment and a decrease in our loan origination activity during the three months ended March 31, 2021, partially offset by additional fundings on loans in our portfolio. The increase in cash used in financing activities was primarily due to the repayment of outstanding balances under our Master Repurchase Facility and the payment of a one-time cash distribution to our common shareholders to satisfy our 2020 REIT distribution requirements during the three months ended March 31, 2021.
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
Distributions
During the three months ended March 31, 2021, we declared and paid a distribution to our common shareholders aggregating $4,401, or $0.53 per common share, using cash on hand. For further information regarding distributions, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On April 15, 2021 we declared a quarterly distribution of $0.10 per common share, or approximately $831, to shareholders of record as of April 26, 2021. We expect to pay this distribution on or about May 20, 2021.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$8,989	$5,214	$3,775	$—	$—
Principal payments on Master Repurchase Facility (2)	180,751	110,122	70,629	—	—
Interest payments (3)	3,552	2,963	589	—	—
	$193,292	$118,299	$74,993	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individual commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2021 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2021 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
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

As of March 31, 2021, we had a $180,751 aggregate outstanding principal balance under our Master Repurchase Facility. In light of the impact of the COVID-19 pandemic, we continue to actively engage with Citibank regarding our liquidity position and the status of the loans in our portfolio that are financed under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of March 31, 2021, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, as noted earlier in this Quarterly Report on Form 10-Q, we entered into the Merger Agreement with RMRM pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the Other Transactions, subject to the satisfaction or waiver of certain conditions. For further information about these and other such relationships and related person transactions, see Notes 1, 7 and 8 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated April 26, 2021, our Annual Report, our Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q or our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Floating Rate Investments
As of March 31, 2021, our loans held for investment had an aggregate principal balance of $259,390 and the weighted average maximum maturity of our loan portfolio was 2.4 years, assuming all borrower loan extension options have been exercised, which options are subject to the applicable borrower meeting certain conditions. All our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At March 31, 2021, our floating rate debt obligations consisted of $180,751 in outstanding borrowings under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2022, subject to early termination as provided for in our Master Repurchase Agreement.
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

The table below details the impact, based on our assets and liabilities as of March 31, 2021, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of March 31, 2021	Interest Rate Per Year (1)	100 Basis Point Increase	11 Basis Point Decrease (2)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$259,390	5.73%	$—	$—
Master Repurchase Facility	(180,751)	2.11%	(1,808)	192
Total change in net income from investments			$(1,808)	$192

Annual earnings per share impact (3)			$(0.22)	$0.02
(1)Weighted based on interest rates and principal balances as of March 31, 2021.
(2)Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. These floors range from 1.50% to 2.50% and the portfolio weighted average was 2.10% as of March 31, 2021. As a result, our interest income will increase if LIBOR exceeds the floor established by any of our investments, and as LIBOR decreases below the floor established for any of our investments, our interest income will not be impacted. We do not currently have a LIBOR floor provision relating to any of the outstanding balances under our Master Repurchase Facility and as a result our interest expense will increase as LIBOR increases and will decrease as LIBOR decreases. The above table illustrates the incremental impact on our annual income from investments, net, due to hypothetical increases and decreases in LIBOR of 100 basis points, taking into consideration our borrowers' interest rate floors as of March 31, 2021. The hypothetical 100 basis point increase in LIBOR used in the analysis above does not result in any increase in interest we would receive from our loans held for investment because the increased rate would not exceed the current interest rate floor provision. The hypothetical 100 basis point decrease in LIBOR has been limited in the analysis to 11 basis points to result in a LIBOR rate of 0.00%. The results in the table above are based on our current loan portfolio and debt outstanding at March 31, 2021 and a LIBOR rate of 0.11%. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.
(3)Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2021.

To mitigate the impact of future changes in market interest rates on our business, we require borrowers to pay floating interest rates to us rather than fixed interest rates on our loans held for investment and, to the extent that we use leverage to make investments, we will continue to seek to "match index" certain investments with our debt or leverage obligations so that they create similar movements in interest rates based upon similar indexes and other terms. Furthermore, depending upon our beliefs regarding future market conditions affecting interest rates, we may purchase interest rate hedge instruments that allow us to change the character of interest receipts and debt service obligations owed to us from fixed to floating rates or the reverse.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The likelihood that we will complete the Merger,
•Our expectation that our shareholders will benefit from the Merger,
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers, and their ability and willingness to fund their debt service obligations owed to us,
•Our expectations about our borrowers’ business plans and their abilities to successfully execute them,
•Our expectations regarding the diversity and other characteristics of our loan portfolio,
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,
•Our expectations of the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period,
•Our belief that certain financing sources for CRE lending will increase and provide them with increased liquidity,
•Our belief that we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets,
•Our ability to obtain additional cost-effective capital to enable us to make additional investments or to increase our potential returns, including by using available leverage,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our operating and investment targets, investment and financing strategies and leverage policies,
•Our expected operating results,
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
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Additional factors, including, but not limited to, those set forth in Part I, Item IA, "Risk Factors" of this Quarterly Report on Form 10-Q or our Annual Report.
For example:
•We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our distribution rate is set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease,
•Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,

•Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy improves and returns to a more stable state for a sustained period may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet our required commitments to Citibank if our borrowers default on their obligations owed to us or the values of the collateral underlying our loans decline below required levels or otherwise,
•Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges imposed by the COVID-19 pandemic, including with respect to our liquidity and financial results,
•Our engagement with Citibank, the lender under our Master Repurchase Facility, and our borrowers may not enable us to maximize our ability to collect interest and principal on our investments and minimize any actions that Citibank may take if our borrowers default or the value of any of the collateral underlying our loans declines below prescribed levels. These actions may not succeed or, any success they may have, may not prevent us from realizing negative impacts from the current business conditions, including with respect to our liquidity and financial results. Further, despite our active engagement with Citibank, Citibank may ultimately determine to utilize one or more of the risk mitigation mechanisms available to it under our Master Repurchase Agreement,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Although, to date, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,

•We believe that the market price for our common shares may need to increase to approximately book value for us to practically obtain additional capital in the public market. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. However, we are not prohibited from selling our common shares at less than book value and could do so if we determined it to be in our interests,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations, and we may fail to remain exempt from registration under the Investment Company Act,
•Our failure to remain qualified for taxation as a REIT could have significant adverse consequences,
•We have entered into a Merger Agreement with RMRM and that the Merger is expected to close in the third quarter of 2021. The closing of the Merger is subject to the satisfaction or waiver of conditions, including the receipt of requisite approvals by our and RMRM’s shareholders. We cannot be sure that these conditions will be satisfied or waived. Accordingly, the Merger may not close by the end of the third quarter of 2021 or at all, or the terms of the Merger and the other Transactions may change,
•The Merger will require approval of our shareholders and the Merger Share Issuance will require approval of RMRM’s shareholders. Such approvals will be solicited by a joint proxy statement/prospectus to be included in the Form S-4 which must be filed with and declared effective by the SEC. The process of preparing the Form S-4 and related joint proxy statement/prospectus is time consuming and the time before the SEC declares the registration statement effective is beyond our and RMRM’s control. Accordingly, we cannot be sure that the Merger and the other Transactions will be consummated within a specified time period or at all, and
•This Quarterly Report on Form 10-Q states that the Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended to each of our and RMRM’s board of trustees by special committees of our and RMRM’s board of trustees, respectively, each comprised solely of our and RMRM’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and RMRM’s independent trustees and by our and RMRM’s board of trustees, and that Citigroup Global Markets Inc. and UBS Securities LLC acted as a financial advisor to each of the special committees of our and RMRM’s board of trustees, respectively. Despite this process, we could be subject to claims challenging the Merger or the other Transactions or our entry into the Merger and related agreements because of the multiple relationships among us, RMRM, TRA, RMR LLC, RMR Inc. and their related persons and entities or other reasons, and defending even meritless claims could be expensive and distracting to management.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report or in our other filings with the SEC, including under the caption “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, a number of which are described under the caption “Risk Factors” in our Annual Report. The Merger may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in our Annual Report or below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Relating to the Merger

The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of our common shares or the RMRM Common Shares.

At the Effective Time, each of our common shares outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52 of a newly issued RMRM Common Share, with cash paid in lieu of fractional shares, or the Merger Consideration. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the RMRM Common Shares. Changes in the market price of the RMRM Common Shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. The market price of our common shares and the RMRM Common Shares may change as a result of a variety of factors (many of which are beyond our and RMRM’s control), including the following:

•market reaction to the announcement of the Merger and the prospects of the combined company;

•changes in our or RMRM’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof;

•changes in the operating performance of us or RMRM, or similar companies;

•changes in market valuations of similar companies;

•market assessments of the likelihood that the Merger will be completed;

•the possibility that persons may engage in short sales of our common shares or the RMRM Common Shares;

•interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and the RMRM Common Shares;

•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and RMRM operate;

•dissident shareholder activity;

•changes that affect the commercial real estate lending market generally;

•changes in the United States or global economy or capital, financial or securities markets generally; and

•other factors beyond our or RMRM’s control, including those described and referred to above under this “Risk Factors” section.

The market price of the RMRM Common Shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the Proxy Statement and on the date of our special meeting and the RMRM special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary.

Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of the RMRM Common Shares that our shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:

•if the market price of the RMRM Common Shares increases between the date the Merger Agreement was signed or the date of our special meeting or the RMRM special meeting and the closing of the Merger, our shareholders will receive RMRM Common Shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the RMRM special meeting, respectively; and

•if the market price of the RMRM Common Shares declines between the date the Merger Agreement was signed or the date of our special meeting or the RMRM special meeting and the closing of the Merger, our shareholders will receive RMRM Common Shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the RMRM special meeting, respectively.

The Merger is subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on us.

The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, the receipt of the approval by our shareholders and the receipt of the approval by RMRM’s shareholders. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or RMRM may terminate the Merger Agreement if the Merger is not completed by December 31, 2021, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.

We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger is not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•if the Merger is terminated under certain circumstances, we may be required to pay a termination fee to RMRM;

•the time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other opportunities; and

•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.

We or RMRM may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.

We or RMRM may determine to waive, in whole or in part, one or more of the conditions to our or RMRM’s obligations to consummate the Merger (other than the conditions that we and RMRM each receive opinions of counsel (i) that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC and (ii) that we and RMRM will each be a party to that reorganization within the meaning of Section 368(b) of the IRC). Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or RMRM, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or RMRM, or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of RMRM to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or RMRM. In addition, we and RMRM generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or RMRM’s board of trustees, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal, provided that we may only terminate the Merger Agreement after we have held a special meeting of our shareholders for the purpose of approving the Merger. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to RMRM, or RMRM may be required to pay to us, a termination fee of $2.156 million, plus reasonable fees and expenses.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or RMRM from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

Our and RMRM’s management agreement with TRA contain provisions that could discourage a potential competing acquirer of either us or RMRM, or could result in any competing proposal being at a significantly lower price than it might otherwise be.

The termination of our or RMRM’s management agreements with TRA may require us or RMRM, as applicable, to pay a substantial termination fee to TRA. TRA has agreed to waive its right to receive payment of the termination fee otherwise due under its management agreement with us upon the termination of that agreement when the Merger is consummated. This waiver by TRA applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or RMRM’s management agreements with TRA substantially increase the cost to us and RMRM of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or RMRM from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.

TRA’s ownership of our common shares could discourage a potential competing acquirer of us.

Because TRA owns approximately 19.3% of our common shares outstanding as of the record date established by our Board of Trustees and RMRM’s board of trustees for our shareholder meeting and RMRM’s shareholder meeting, respectively, or the Record Date, it will have significant influence over the outcome of the proposals voted on at our shareholder meeting. TRA’s significant ownership of us as of the Record Date may discourage a potential competing acquirer of us, including transactions in which our shareholders might otherwise receive a premium for their common shares that may reflect a premium or implied value greater than the value our shareholders would receive in the Merger.

The pendency of the Merger could adversely affect our and RMRM’s business and operations.

During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and RMRM may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or RMRM. In addition, some borrowers may delay or defer decisions related to their business dealings with us and RMRM during the pendency of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or RMRM, regardless of whether the Merger is completed.

Our and RMRM’s shareholders will be diluted by the consummation of the Merger.

The consummation of the Merger will result in our shareholders having an ownership stake in RMRM that is smaller than their current stake in us. Upon consummation of the Merger, based upon the number of our common shares and the RMRM Common Shares outstanding as of the date of the Merger Agreement, we estimate that the RMRM shareholders immediately prior to the Merger (in their capacities as such) will own approximately 70% of the combined company as a result of the Merger and our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 30% of combined company as a result of the Merger, in each case without taking into account whether any of our or RMRM’s shareholders were also shareholders of RMRM or us, respectively, at that time. Consequently, our shareholders may have less influence over the management and policies of the combined company after the Effective Time than they currently exercise over our management and policies.

Our Trustees and executive officers and RMRM’s trustees and executive officers and our and RMRM’s manager, TRA, have interests in the Merger that are different from, or in addition to, the interests of our and RMRM’s shareholders generally. This may create potential conflicts of interest or the appearance thereof, which may lead to increased dissident shareholder activity, including litigation.

The interests of our Trustees and executive officers and RMRM’s trustees and executive officers and our and RMRM’s manager, TRA, include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for our Trustees and executive officers, continuation of RMRM’s management agreement with TRA following the Merger and the potential for increased fees payable to TRA in connection with the Merger. There is a risk that these interests may influence the trustees and executive officers and TRA to support the Merger.

These interests of TRA and our Trustees and executive officers and RMRM’s trustees and executive officers in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or RMRM or our Trustees or executive officers or RMRM’s trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or RMRM incurring substantial costs.

Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and RMRM, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, RMRM and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or their terms could change.

Risks Relating to Taxation

RMRM may incur adverse tax consequences if we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes.

If we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, RMRM may inherit significant tax liabilities and could lose its qualification for taxation as a REIT should our disqualifying activities continue after the Merger. Even if RMRM retains its qualification for taxation as a REIT, if we have not qualified for taxation as a REIT for a taxable year before the Merger or that includes the Merger and if no relief is available, RMRM will face serious tax consequences that could substantially reduce its cash available for distribution to its shareholders because:

•RMRM, as successor by merger to us, inherits any of our corporate income tax liabilities, including penalties and interest;

•RMRM would be subject to tax on the built-in gain on each asset of ours existing at the Effective Time if RMRM were to dispose of an asset of ours during the five year period following the Effective Time; and

•RMRM, as successor by merger to us, inherits any of our earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service, or the IRS) to eliminate any earnings and profits accumulated by us for taxable periods for which we did not qualify for taxation as a REIT.

As a result of these factors, our failure before the Merger to qualify for taxation as a REIT could impair RMRM’s ability after the Merger to expand its business and raise capital, and could materially adversely affect the value of the RMRM Common Shares.

Finally, if there is an adjustment to our real estate investment trust taxable income or dividends paid deductions, RMRM could elect to use the deficiency dividend procedure in respect of preserving our REIT qualification. That deficiency dividend procedure could require RMRM to make significant distributions to its shareholders and to pay significant interest to the IRS.

REITs are subject to a range of complex organizational and operational requirements.

As REITs, we and RMRM must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for dividends paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or RMRM fail to qualify for taxation as a REIT, we or RMRM, as applicable, will not be allowed a deduction for distributions paid to our or RMRM’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or RMRM were a regular taxable corporation. In such an event, we or RMRM, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or RMRM, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or RMRM lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or RMRM failed to qualify for taxation as a REIT, the market price of the RMRM Common Shares may decline, and RMRM may need to reduce substantially the amount of distributions to its shareholders because of its potentially increased tax liability.

Risks Relating to an Investment in RMRM Common Shares Following the Merger

The market price of the RMRM Common Shares may decline as a result of the Merger.

The market price of the RMRM Common Shares may decline as a result of the Merger if RMRM does not achieve the perceived benefits of the Merger or the effect of the Merger on RMRM’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Merger, our shareholders and RMRM shareholders will own RMRM Common Shares, and RMRM will operate an expanded business with a different mix of assets, risks and liabilities. Our current shareholders and current RMRM shareholders may not wish to continue to invest in RMRM as the combined company, or for other reasons may wish to dispose of some or all of their RMRM Common Shares. If, following the Effective Time, large amounts of RMRM Common Shares are sold, the price of RMRM Common Shares could decline.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 26, 2021, between RMR Mortgage Trust and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2021.)
3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on August 3, 2017, File No. 333-219205.)
10.1
Letter Agreement, dated as of April 26, 2021, among the Company, RMR Mortgage Trust and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2021.)

10.2	Voting Agreement, dated as of April 26, 2021, between the Company and Diane Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: April 27, 2021

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 27, 2021