Form 10-Q
period 2021-06-30
Tremont Mortgage Trust
filed 2021-07-27
CIK 1708405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.01 par value per share, outstanding as of July 26, 2021: 8,312,322

TREMONT MORTGAGE TRUST
FORM 10-Q
June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Tremont Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$8,273	$10,521
Restricted cash	95	—
Loans held for investment, net	237,697	282,246
Accrued interest receivable	796	996
Prepaid expenses and other assets	303	419
Total assets	$247,164	$294,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,127	$5,041
Master repurchase facility, net	155,562	200,233
Due to related persons	602	5
Total liabilities	157,291	205,279

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.01 par value per share; 25,000,000 shares authorized; 8,312,322 and 8,302,911 shares issued and outstanding, respectively	83	83
Additional paid in capital	89,288	89,160
Cumulative net income	12,461	10,788
Cumulative distributions	(11,959)	(11,128)
Total shareholders’ equity	89,873	88,903
Total liabilities and shareholders' equity	$247,164	$294,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INCOME FROM INVESTMENTS:
Interest income from investments	$4,148	$4,496	$8,634	$8,780
Less: interest and related expenses	(988)	(1,368)	(2,123)	(3,125)
Income from investments, net	3,160	3,128	6,511	5,655

OTHER EXPENSES:
Base management fees	341	—	682	—
Management incentive fees	—	—	620	—
General and administrative expenses	685	524	1,328	1,064
Reimbursement of shared services expenses	206	242	344	563
Transaction related expenses	1,822	—	1,849	—
Total expenses	3,054	766	4,823	1,627

Income before income tax expense	106	2,362	1,688	4,028
Income tax expense	(8)	—	(15)	—
Net income	$98	$2,362	$1,673	$4,028

Weighted average common shares outstanding - basic	8,218	8,177	8,215	8,173
Weighted average common shares outstanding - diluted	8,266	8,177	8,253	8,173

Net income per common share - basic and diluted	$0.01	$0.29	$0.20	$0.49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2020	8,303	$83	$89,160	$10,788	$(11,128)	$88,903
Share grants	3	—	51	—	—	51
Net income	—	—	—	1,575	—	1,575
Balance at March 31, 2021	8,306	83	89,211	12,363	(11,128)	90,529
Share grants	15	—	128	—	—	128
Share repurchases	(9)	—	(51)	—	—	(51)
Net income	—	—	—	98	—	98
Distributions	—	—	—	—	(831)	(831)
Balance at June 30, 2021	8,312	$83	$89,288	$12,461	$(11,959)	$89,873

Balance at December 31, 2019	8,240	$82	$88,869	$1,937	$(4,667)	$86,221
Share grants	—	—	42	—	—	42
Share repurchases	(1)	—	(2)	—	—	(2)
Net income	—	—	—	1,666	—	1,666
Distributions	—	—	—	—	(1,895)	(1,895)
Balance at March 31, 2020	8,239	82	88,909	3,603	(6,562)	86,032
Share grants	15	1	71	—	—	72
Share repurchases	—	—	(1)	—	—	(1)
Net income	—	—	—	2,362	—	2,362
Balance at June 30, 2020	8,254	$83	$88,979	$5,965	$(6,562)	$88,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREMONT MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,673	$4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	179	114
Amortization of deferred financing costs	214	241
Amortization of loan origination and exit fees	(467)	(950)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(72)	(575)
Prepaid expenses and other assets	116	28
Accounts payable, accrued liabilities and deposits	487	(234)
Due to related persons	597	279
Net cash provided by operating activities	2,727	2,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(13,199)	(25,738)
Additional funding of loans held for investment	(2,475)	(9,067)
Repayment of loans held for investment	60,962	—
Net cash provided by (used in) investing activities	45,288	(34,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	17,112	35,602
Repayments under master repurchase facility	(61,997)	—
Payments of deferred financing costs	—	(72)
Repurchase of common shares	(51)	(3)
Distributions	(5,232)	(1,895)
Net cash (used in) provided by financing activities	(50,168)	33,632

(Decrease) increase in cash, cash equivalents and restricted cash	(2,153)	1,758
Cash, cash equivalents and restricted cash at beginning of period	10,521	8,875
Cash, cash equivalents and restricted cash at end of period	$8,368	$10,633

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,956	$2,941
Income taxes paid	$56	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$8,273	$10,632
Restricted cash	95	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,368	$10,633

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

On April 26, 2021, we and RMR Mortgage Trust, or RMRM, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we have agreed to merge with and into RMRM, with RMRM continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective
Time, each of our common shares of beneficial interest, $0.01 par value per share, or our common shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52, or the Exchange Ratio, of one newly issued common share of beneficial interest, $0.001 par value per share, of RMRM, or the RMRM Common Shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the RMRM Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under our equity compensation plan generally will be converted into an unvested RMRM Common Share award under RMRM’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). The Merger and the other transactions contemplated by the Merger Agreement are collectively referred to herein as the other Transactions. We have incurred $1,849 of transaction expenses related to the Merger that are included in transaction related expenses in the condensed consolidated statements of operations for the six months ended June 30, 2021.

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

Contemporaneously with the execution of the Merger Agreement, we entered into a voting agreement, or the Voting Agreement, with Diane Portnoy, in her capacity as a greater than 5% holder of RMRM Common Shares, pursuant to which she has agreed to vote all of the RMRM Common Shares which she is entitled to vote in favor of approval of the issuance of RMRM Common Shares to be issued in the Merger, or the Merger Share Issuance, at the special meeting of RMRM’s shareholders scheduled to be held on September 17, 2021 for that purpose, and against any competing acquisition proposal.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Also contemporaneously with the execution of the Merger Agreement, RMRM entered into a voting agreement with TRA pursuant to which TRA has agreed to vote all of our common shares which it is entitled to vote in favor of approval of the Merger and the other Transactions to which we are a party at the special meeting of our shareholders, scheduled to be held on September 17, 2021 for that purpose, and against any competing acquisition proposal.

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
Note 3. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional commercial real estate, or CRE, which we generally hold until maturity or, if earlier, repayment. We funded our existing loan portfolio using cash on hand and advancements under our master repurchase facility with Citibank, N.A., or Citibank, or our Master Repurchase Facility, and other debt financing. See Note 4 for further information regarding our Master Repurchase Facility.

The table below provides overall statistics for our loan portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Number of loans	13	14
Total loan commitments	$246,029	$293,890
Unfunded loan commitments (1)	$9,085	$12,236
Principal balance	$236,944	$281,654
Unamortized net deferred origination and exit fees	$753	$592
Carrying value	$237,697	$282,246
Weighted average coupon rate	5.61%	5.70%
Weighted average all in yield (2)	6.36%	6.39%
Weighted average LIBOR floor	1.94%	2.10%
Weighted average maximum maturity (years) (3)	2.2	2.6
Weighted average risk rating	3.0	3.2
Weighted average LTV (4)	65%	67%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)     All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan, and including amortization of deferred fees over the initial term of the loan.
(3)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(4)     Loan to value ratio, or LTV, represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The table below represents our loan activities during the three months ended June 30, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at March 31, 2021	$259,390	$789	$260,179
Additional funding	210	—	210
Originations	13,506	(208)	13,298
Repayments	(36,162)	137	(36,025)
Net amortization of deferred fees	—	35	35
Balance at June 30, 2021	$236,944	$753	$237,697
The table below represents our loan activities during the six months ended June 30, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2020	$281,654	$592	$282,246
Additional funding	2,746	—	2,746
Originations	13,506	(307)	13,199
Repayments	(60,962)	137	(60,825)
Net amortization of deferred fees	—	331	331
Balance at June 30, 2021	$236,944	$753	$237,697
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

In April 2021, we amended the agreement governing our loan secured by an office property located in Metairie, LA to extend the maturity date of the loan by six months to October 11, 2021 and to eliminate any further borrower extension rights. We collected a fee from the borrower of $45 in connection with this amendment. As of June 30, 2021, the outstanding principal amount under this loan was $17,351.

In May 2021, we originated a first mortgage loan of $15,250 to refinance an office property with 125,000 square feet located in Westminster, CO. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 375 basis points per annum. This floating rate loan includes an initial funding of $13,506 and a future funding allowance of $1,744 for tenant improvements, leasing commissions and capital expenditures and has a three year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.

Also in May 2021, we received $36,726 of repayment proceeds from the borrower under our loan secured by an industrial facility located in Barrington, NJ, which included the $36,162 principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses.

In June 2021, at the borrower's request, we amended the agreement governing our loan secured by an office property located in Houston, TX to extend the maturity date of the loan by 45 days to August 10, 2021. As of June 30, 2021, the outstanding principal amount under this loan was $14,489.

In July 2021, the borrower under our loan secured by a retail property located in Paradise Valley, AZ notified us that the property is expected to be sold during the third quarter of 2021. Upon sale, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses. As of June 30, 2021, the outstanding principal amount under this loan was $11,197.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Also in July 2021, the borrower under our loan secured by a multifamily property located in Houston, TX notified us that the property is expected to be sold during the third quarter of 2021. Upon sale, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses. As of June 30, 2021, the outstanding principal amount under this loan was $27,929.

Also in July 2021, the borrower under our loan secured by an office property located in Dublin, OH notified us that the property is expected to be refinanced during the third quarter of 2021. Upon refinance, we expect to be repaid the principal amount outstanding under the loan, as well as accrued interest, an exit fee and our associated legal expenses. As of June 30, 2021 the outstanding principal under this loan was $21,556.

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office	6	$109,208	46%	5	$94,412	34%
Multifamily	2	46,276	19%	3	70,417	25%
Industrial	1	13,960	6%	2	49,209	17%
Retail	3	44,284	19%	3	44,298	16%
Hotel	1	23,969	10%	1	23,910	8%
	13	$237,697	100%	14	$282,246	100%

	June 30, 2021			December 31, 2020
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	3	$46,321	20%	5	$105,695	37%
South	5	104,216	44%	5	104,256	37%
Midwest	3	62,484	26%	3	61,185	22%
West	2	24,676	10%	1	11,110	4%
	13	$237,697	100%	14	$282,246	100%
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our Annual Report for more information regarding our loan risk ratings. The following table allocates the carrying value of our loan portfolio at June 30, 2021 and December 31, 2020 based on our internal risk rating policy:

	June 30, 2021		December 31, 2020
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	3	67,567	3	77,553
3	6	98,921	4	76,343
4	4	71,209	7	128,350
5	—	—	—	—
	13	$237,697	14	$282,246
The weighted average risk rating of our loans by carrying value was 3.0 and 3.2 as of June 30, 2021 and December 31, 2020, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of June 30, 2021, we had four loans representing 30% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk", compared to seven loans representing 45% of the carrying value of our loan portfolio as of December 31, 2020. We did not have any impaired loans or nonaccrual loans as of June 30, 2021 or December 31, 2020.

As of July 26, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
Note 4. Debt Agreements
The table below summarizes our debt agreements as of June 30, 2021 and December 31, 2020:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
June 30, 2021:
Master Repurchase Facility	$213,482	$156,167	$155,562	L + 2.00%	0.6	$236,944	$233,032

December 31, 2020:
Master Repurchase Facility	$213,482	$201,051	$200,233	L + 2.00%	1.1	$281,654	$279,381
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our Master Repurchase Facility matures on November 6, 2022.
(2)See Note 5 for further discussion of our financial assets and liabilities not carried at fair value.

Master Repurchase Facility
Under our Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. The weighted average interest rate for advancements under our Master Repurchase Facility was 1.98% and 2.47% for the three months ended June 30, 2021, and 2020, respectively, and 2.18% and 2.97% for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had approximately $605 of capitalized financing costs, net of amortization.
In connection with our Master Repurchase Agreement, we entered into a guaranty, or, as amended, the Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of purchased assets has resulted in a margin deficit, Citibank may require us to eliminate such margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of June 30, 2021, we have not received a margin call under our Master Repurchase Agreement.
Our Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager, ceasing to act as our sole manager or to be a wholly owned subsidiary of

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The RMR Group LLC, or RMR LLC. As of June 30, 2021, we were in compliance with all of the covenants and other terms under our Master Repurchase Agreement and the Guaranty.
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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$237,697	$233,032	$282,246	$279,381
Financial liabilities
Master Repurchase Facility	$155,562	$155,962	$200,233	$199,936

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or six months ended June 30, 2021.
Note 6. Shareholders' Equity
Common Share Awards and Repurchases
We have common shares available for issuance under the terms of our 2017 Amended and Restated Equity Compensation Plan, or the 2017 Plan. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize share forfeitures as they occur.

On February 19, 2021, in accordance with our Trustee compensation arrangements, we awarded one of our Trustees 3,000 of our common shares, valued at $4.81 per common share, the closing price of our common shares on the Nasdaq that day.

On May 27, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our five Trustees 3,000 of our common shares, valued at $6.11 per common share, the closing price of our common shares on the Nasdaq that day.

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

On June 30, 2021, we purchased 8,589 of our common shares, valued at $6.07 per common share, the closing price of our common shares on Nasdaq on that day, from our former Trustee and officer and from a former officer and employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions
For the six months ended June 30, 2021, we declared and paid a distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
December 17, 2020	January 15, 2021	$0.53	$4,401
April 26, 2021	May 20, 2021	0.10	831
		$0.63	$5,232
Our distribution paid on January 15, 2021 is treated for federal income tax purposes as having been paid and received on December 31, 2020.

On July 15, 2021, we declared a quarterly distribution of $0.10 per common share, or approximately $831 in aggregate, to shareholders of record as of July 26, 2021. We expect to pay this distribution on or about August 19, 2021.
Note 7. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
We recognized base management fees of $341 and no management incentive fees for the three months ended June 30, 2021, and base management fees of $682 and management incentive fees of $620 for the six months ended June 30, 2021. Our Manager previously waived any base management or management incentive fees otherwise due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. As a result, we did not recognize any base management or management incentive fees for the three or six months ended June 30, 2020. If our Manager had not waived these base management and management incentive fees, we would have recognized $323 and $643 of base management fees for the three and six months ended June 30, 2020 and $36, respectively, of management incentive fees would have been paid or payable for both the three and six months ended June 30, 2020.
Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $241 and $280 payable to our Manager for the three months ended June 30, 2021 and 2020, respectively, and $417 and $638 for the six months ended June 30, 2021 and 2020, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. David M. Blackman served as our other Managing Trustee and our President and Chief Executive Officer, and as a director and the president, and chief executive officer of our Manager until his resignation from those positions on December 31, 2020 in connection with his retirement. Following Mr. Blackman’s resignation, Matthew P. Jordan was appointed as our other Managing Trustee and Thomas J. Lorenzini was appointed as our President, each effective January 1, 2021. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc. and an officer and employee of RMR LLC and Mr. Lorenzini is an officer and employee of our Manager and an officer of RMR LLC. In addition, each of our other officers is also an officer and/or employee of our Manager or RMR LLC.

Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies. Other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 7 for further information regarding our management agreement with our Manager.

Our Manager is our largest shareholder and, as of June 30, 2021, owned 1,600,100 of our common shares, or approximately 19.2% of our outstanding common shares.
RMR Mortgage Trust. As described further in Note 1, on April 26, 2021, we and RMRM entered into the Merger Agreement. Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, are also RMRM’s managing trustees. Thomas J. Lorenzini, our President, also serves as president of RMRM, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also serves as chief financial officer and treasurer of RMRM. John L. Harrington serves as one of our Independent Trustees and is also an independent trustee of RMRM, and Joseph L. Morea, one of our Independent Trustees, previously served as an independent trustee of RMRM; Jeffrey P. Somers previously served as one of our Independent Trustees and is currently an independent trustee of RMRM. See Note 1 for further information regarding the Merger and the other Transactions.

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

TREMONT MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except per share data)

The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income per share (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares for basic net income per share	8,218	8,177	8,215	8,173
Effect of dilutive securities: unvested share awards (1)	48	—	38	—
Weighted average common shares for diluted net income per share	8,266	8,177	8,253	8,173
(1)    For the three and six months ended June 30, 2020, 105 and 64 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 11. Commitments and Contingencies
Unfunded Loan Commitments
As of June 30, 2021, we had unfunded loan commitments of $9,085 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 0.8 years as of June 30, 2021. See Note 3 for further information related to our loans held for investment.
Secured Borrowings
As of June 30, 2021, we had an aggregate of $156,167 in principal amount outstanding under our Master Repurchase Facility with a weighted average life to maturity of 0.6 years. See Note 4 for further information regarding our secured debt agreements.
Note 12. Legal Proceedings and Claims
As of July 26, 2021, three lawsuits have been filed by purported shareholders of ours in connection with the proposed Merger between us and RMRM. The lawsuits were brought by the plaintiffs individually and are captioned Bishins v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05435 (S.D.N.Y., filed June 21, 2021), Lee v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05618 (S.D.N.Y., filed June 29, 2021) and Merewether v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-13116 (D.N.J., filed June 29, 2021), each, a complaint, and collectively, the complaints. The Bishins, Lee and Merewether complaints name as defendants us and our Board of Trustees. The Bishins and Lee complaints also name RMRM as a defendant.
The plaintiffs generally assert claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, contending that the registration statement on Form S-4 filed with the Securities and Exchange Commission, or SEC, on June 9, 2021, and serving as the preliminary joint proxy statement/prospectus, omitted or misrepresented material information regarding the proposed merger between us and RMRM. The complaints generally seek injunctive relief preventing us and RMRM from consummating the Merger, rescission or rescissory damages, an award of plaintiffs’ costs, including attorneys’ fees and expenses, and such other relief the court may deem just and proper. The Bishins complaint also seeks a declaration that the Merger Agreement was entered into in breach of the Bishins individual defendants’ fiduciary duties and is therefore unlawful and unenforceable. The Lee and Merewether complaints additionally seek a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and an order directing the defendants to disseminate a registration statement that does not contain any untrue or misleading statements of material fact.
We and our Board of Trustees deny that we have violated any laws or breached any duties to our shareholders and believe the claims asserted in the complaints are without merit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a REIT that was organized under Maryland law in 2017. Our business strategy is focused on originating and investing in first mortgage loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. We classify our assets as loans held for investment in our condensed consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.
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
As noted earlier in this Quarterly Report on Form 10-Q, on April 26, 2021, we entered into the Merger Agreement with RMRM pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each of our common shares issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Exchange Ratio of one newly issued RMRM Common Share, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the RMRM Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under our equity compensation plan generally will be converted into an unvested RMRM Common Share award under RMRM’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Pursuant to the Merger Agreement, effective upon consummation of the Merger, RMRM’s declaration of trust will be amended to, among other things, change its name to "Seven Hills Realty Capital Trust” and provide its board of trustees authority to effect the conversion of RMRM into a Maryland real estate investment trust without shareholder approval. Following the consummation of the Merger, the RMRM Common Shares will continue to trade on Nasdaq under the new ticker symbol “SHRC”.
The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things: (1) approval of the Merger and the other Transactions to which we are a party by at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the special meeting of our shareholders scheduled to be held on September 17, 2021 for that purpose; (2) approval of the Merger Share Issuance by at least a majority of all the votes cast by the holders of outstanding RMRM Common Shares entitled to vote at the special meeting of RMRM’s shareholders scheduled to be held on September 17, 2021 for that purpose; (3) the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other Transactions; (4) the effectiveness of the registration statement on Form S-4, or the Form S-4, to be filed by RMRM with the SEC to register the RMRM Common Shares to be issued in the Merger; (5) Nasdaq’s approval of the listing of the RMRM Common Shares to be issued in the Merger, subject to official notice of issuance; and (6) the receipt of certain tax opinions from each party’s tax counsel. The Form S-4 was declared effective by the SEC on July 26, 2021. The Merger is expected to close in the third quarter of 2021, and the Merger Agreement provides that either party may terminate the agreement if the Merger is not consummated by December 31, 2021. The Merger is intended to qualify as a tax-free reorganization under the IRC and to provide a tax-free exchange for our shareholders for the RMRM Common Share consideration they receive in the Merger, except that our shareholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of RMRM Common Shares.

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

The Merger Agreement contains certain termination rights for both us and RMRM, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such superior proposal is fully committed or is reasonably likely to be obtained, and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed); provided that we may only terminate the Merger Agreement after we have held the special meeting of our shareholders scheduled to be held on September 17, 2021 for the purpose of approving the Merger. Each party is required to pay the other party a termination fee of $2,156 plus the other party’s reasonable fees and expenses under certain circumstances related to such party’s change in recommendation, breach or termination in connection with a superior proposal. Except with respect to the foregoing, all fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and RMRM will share equally any filing fees incurred in connection with the filing of the Form S-4 and the related joint proxy statement/prospectus.

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

COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant impact on our business.

There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, and the related actions our Manager has taken in response to the pandemic, see "COVID-19 Pandemic" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report.

Book Value per Common Share
The table below calculates our book value per common share:

	June 30, 2021	December 31, 2020
Shareholders' equity	$89,873	$88,903
Total outstanding common shares	8,312	8,303
Book value per common share	$10.81	$10.71

Our Loan Portfolio
The table below provides overall statistics for our loan portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Number of loans	13	14
Total loan commitments	$246,029	$293,890
Unfunded loan commitments (1)	$9,085	$12,236
Principal balance	$236,944	$281,654
Unamortized net deferred origination and exit fees	$753	$592
Carrying value	$237,697	$282,246
Weighted average coupon rate	5.61%	5.70%
Weighted average all in yield (2)	6.36%	6.39%
Weighted average LIBOR floor	1.94%	2.10%
Weighted average maximum maturity (years) (3)	2.2	2.6
Weighted average loan rating	3.0	3.2
Weighted average LTV (4)	65%	67%
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
(4) LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below provides details of our loan investments as of June 30, 2021:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maturity (date)	Maximum Maturity (2) (date)	LTV (3)	Risk Rating
First mortgage loans
Houston, TX	Office	06/26/2018	$15,200	$14,489	L + 4.00%	L + 4.57%	08/10/2021	08/10/2021	69%	3
Coppell, TX	Retail	02/05/2019	19,865	19,865	L + 3.50%	L + 4.24%	08/12/2021	02/12/2022	73%	4
Metairie, LA	Office	04/11/2018	18,102	17,351	L + 5.00%	L + 5.65%	10/11/2021	10/11/2021	79%	3
Houston, TX	Multifamily	05/10/2019	27,929	27,929	L + 3.50%	L + 4.52%	11/10/2021	11/10/2022	56%	3
Paradise Valley, AZ	Retail	11/30/2018	11,853	11,197	L + 4.25%	L + 5.71%	11/30/2021	11/30/2022	48%	3
St. Louis, MO	Office	12/19/2018	29,500	27,763	L + 3.25%	L + 3.74%	12/19/2021	12/19/2023	72%	2
Atlanta, GA	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2021	12/21/2023	62%	4
Dublin, OH	Office	02/18/2020	22,820	21,556	L + 3.75%	L + 4.83%	02/18/2022	02/18/2023	33%	2
Omaha, NE	Retail	06/14/2019	14,500	13,054	L + 3.65%	L + 4.05%	06/14/2022	06/14/2024	77%	4
Yardley, PA	Office	12/19/2019	14,900	14,264	L + 3.75%	L + 4.47%	12/19/2022	12/19/2024	75%	4
Orono, ME	Multifamily	12/20/2019	18,110	18,066	L + 3.25%	L + 3.85%	12/20/2022	12/20/2024	72%	2
Allentown, PA	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/2023	01/24/2025	67%	3
Westminster, CO	Office	05/24/2021	15,250	13,506	L + 3.75%	L + 5.09%	05/24/2024	05/24/2026	66%	3
Total/weighted average			$246,029	$236,944	L + 3.66%	L + 4.42%			65%	3.0
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

As of June 30, 2021, we had $246,029 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 13 first mortgage loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of June 30, 2021, we had four loans representing 30% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”. One of these loans was downgraded from a risk rating of "3" or "acceptable risk" during the six months ended June 30, 2021. Four loans with a loan risk rating of "4" or "higher risk" as of December 31, 2020 were upgraded to a risk rating of "3" or "acceptable risk" during the six months ended June 30, 2021.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of July 26, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
We did not have any impaired loans, non-accrual loans or loans in default as of June 30, 2021; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding our risk rating policy and the risks associated with our loan portfolio, see our Annual Report.

Financing Activities
The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of June 30, 2021 and December 31, 2020:

	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
June 30, 2021:
Master Repurchase Facility	11/06/2022	$156,167	$57,315	$213,482	$236,944
December 31, 2020:
Master Repurchase Facility	11/06/2022	$201,051	$12,431	$213,482	$281,654

The table below details our Master Repurchase Facility activities during the three months ended June 30, 2021:

Total
Balance at March 31, 2021	$180,040
Advancements	13,500
Repayments	(38,085)
Amortization of deferred fees	107
Balance at June 30, 2021	$155,562
The table below details our Master Repurchase Facility activities during the six months ended June 30, 2021:

Total
Balance at December 31, 2020	$200,233
Advancements	17,112
Repayments	(61,997)
Amortization of deferred fees	214
Balance at June 30, 2021	$155,562
As of June 30, 2021, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 200 basis points per annum, excluding associated fees and expenses. For further information regarding our Master Repurchase Agreement, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2021, we had a $156,167 aggregate outstanding principal balance under our Master Repurchase Agreement. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of July 26, 2021, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
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

RESULTS OF OPERATIONS (dollars in thousands, except share data)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,148	$4,496	$(348)	(7.7%)
Less: interest and related expenses	(988)	(1,368)	380	(27.8%)
Income from investments, net	3,160	3,128	32	1.0%

OTHER EXPENSES:
Base management fees	341	—	341	n/m
General and administrative expenses	685	524	161	30.7%
Reimbursement of shared services expenses	206	242	(36)	(14.9%)
Transaction related expenses	1,822	—	1,822	n/m
Total expenses	3,054	766	2,288	298.6%

Income before income tax expense	106	2,362	(2,256)	(95.5%)
Income tax expense	(8)	—	(8)	n/m
Net income	$98	$2,362	$(2,264)	(95.8%)

Weighted average common shares outstanding - basic	8,218	8,177	41	0.5%
Weighted average common shares outstanding - diluted	8,266	8,177	89	1.1%

Net income per common share - basic and diluted	$0.01	$0.29	$(0.28)	(96.6%)
n/m - not meaningful

Interest income from investments. The decrease in interest income from investments was primarily the result of the repayment of two loan investments during the three months ended June 30, 2021, partially offset by the origination of one loan investment during the three months ended June 30, 2021.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a decline in LIBOR since June 30, 2020 and the repayment of outstanding balances under our Master Repurchase Facility during three months ended June 30, 2021.

Base management fees. Our Manager waived any base management fees that would otherwise have been due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not waived these base management fees, we would have recognized $323 of base management fees for the three months ended June 30, 2020.

General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in professional fees and insurance costs.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of our Manager's increased cost effectiveness resulting from the increased sharing of services provided by RMR LLC as a result of our Manager also providing services to RMRM during the three months ended June 30, 2021.
Transaction related expenses. Transaction related expenses represent costs we have incurred related to the Merger and the other Transactions.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.

Net income. The decrease in net income was due to the changes noted above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$8,634	$8,780	$(146)	(1.7%)
Less: interest and related expenses	(2,123)	(3,125)	1,002	(32.1%)
Income from investments, net	6,511	5,655	856	15.1%

OTHER EXPENSES:
Base management fees	682	—	682	n/m
Management incentive fees	620	—	620	n/m
General and administrative expenses	1,328	1,064	264	24.8%
Reimbursement of shared services expenses	344	563	(219)	(38.9%)
Transaction related expenses	1,849	—	1,849	n/m
Total expenses	4,823	1,627	3,196	196.5%

Income before income tax expense	1,688	4,028	(2,340)	(58.1%)
Income tax expense	(15)	—	(15)	n/m
Net income	$1,673	$4,028	$(2,355)	(58.5%)

Weighted average common shares outstanding - basic and diluted	8,215	8,173	42	0.5%
Weighted average common shares outstanding - diluted	8,253	8,173	80	1.0%

Net income per common share - basic and diluted	$0.20	$0.49	$(0.29)	(59.2%)
n/m - not meaningful

Interest income from investments. The decrease in interest income from investments was primarily the result of the repayment of two loan investments during the six months ended June 30, 2021, partially offset by additional interest income recognized from one loan investment originated during the six months ended June 30, 2021 and additional interest income recognized during the six months ended June 30, 2021 related to two loan investments that were originated during the six months ended June 30, 2020.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a decline in LIBOR since June 30, 2020 and the repayment of outstanding balances under our Master Repurchase Facility during the six months ended June 30, 2021.

Base management fees. Our Manager waived any base management fees that would otherwise have been due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not waived these base management fees, we would have recognized $643 of base management fees for the six months ended June 30, 2020.

Management incentive fees. Our Manager waived any management incentive fees that would otherwise have been due and payable by us under our management agreement for the period beginning July 1, 2018 until December 31, 2020. If our Manager had not waived these management incentive fees, $36 in management incentive fees would have been paid or payable by us for the six months ended June 30, 2020.
General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in professional fees and insurance costs.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of our Manager's increased cost effectiveness resulting from the increased sharing of services provided by RMR LLC as a result of our Manager also providing services to RMRM during the six months ended June 30, 2021 and our reduced usage of shared services due to our loan portfolio being fully invested through February 2021.
Transaction related expenses. Transaction related expenses represent costs we have incurred related to the Merger and the other Transactions.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Non-GAAP Financial Measures
We present Distributable Earnings and Adjusted Distributable Earnings, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. Distributable Earnings and Adjusted Distributable Earnings do not represent net income or cash generated from operating activities and should not be considered as alternatives to net income determined in accordance with GAAP or indications of our cash flows from operations determined in accordance with GAAP, measures of our liquidity or operating performance or indications of funds available for our cash needs. In addition, our methodologies for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to the distributable earnings and adjusted distributable earnings as reported by other companies.
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings has been a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings and Adjusted Distributable Earnings provide meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.
Distributable Earnings and Adjusted Distributable Earnings
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
We define Adjusted Distributable Earnings as Distributable Earnings excluding certain non-recurring expenses, such as transaction expenses related to the Merger and the other Transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net income to Distributable Earnings and Adjusted Distributable Earnings:
Net income	$98	$2,362	$1,673	$4,028
Management incentive fees	—	—	620	—
Non-cash equity compensation expense	128	71	179	113
Distributable Earnings	226	2,433	2,472	4,141
Transaction related expenses	1,822	—	1,849	—
Adjusted Distributable Earnings	$2,048	$2,433	$4,321	$4,141

Weighted average common shares outstanding - basic	8,218	8,177	8,215	8,173
Weighted average common shares outstanding - diluted	8,266	8,177	8,253	8,173

Adjusted Distributable Earnings per common share - basic	$0.25	$0.30	$0.53	$0.51
Adjusted Distributable Earnings per common share - diluted	$0.25	$0.30	$0.52	$0.51
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
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire, or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. In order to grow our loan portfolio, we will need to obtain additional cost-effective capital. However, our access to additional cost-effective capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See " —Market Conditions" below. We have experienced, and may continue to experience in the future, challenges raising equity capital.
Market Conditions. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of 2020. The closing of non-essential businesses, "shelter-in-place" orders, restrictions on travel, cancellations of events and gatherings and limitations on building occupancies implemented to stop or slow the spread of the virus had a substantial negative impact on the CRE market. Many property owners granted lease forbearance to tenants unable or, in some cases, unwilling to make rent payments which, in turn, increased the number of loan forbearance requests by property owners. In addition, volatility in the capital markets resulted in a substantial widening of credit spreads of commercial mortgage-backed securities, or CMBS, contributing to increased overall borrowing costs for banks and alternative lenders. Further, uncertainty surrounding the depth and duration of the economic downturn resulted in a severe decline in overall CRE transaction volume, and the financial burdens resulting from margin calls imposed on lenders, as a result of increased borrowing costs and declining collateral values, and many lenders’ shift in focus to manage large volumes of forbearance requests from borrowers caused new loan originations to significantly decline.

The CRE debt markets began to rebound in the third quarter of 2020 and are continuing to stabilize. CMBS credit spreads have declined such that newly issued AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are trading at credit spreads less than those seen prior to the COVID-19 pandemic. In addition, issuance of CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), has increased while CLO credit spreads have declined, providing additional liquidity to alternative lenders, like us.

While CRE transaction volume has improved recently, it has not returned to the average levels experienced prior to the COVID-19 pandemic. The decline in property transaction volume and increased liquidity available to lenders has caused greater competition among lenders, including banks and alternative lenders, like us, to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates, has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life science or research and development/laboratory properties, that are either stabilized or near stabilization. Alternative lenders, like us, can provide flexible, shorter term financing to borrowers that may not be seeking longer term financing options because of economic uncertainty caused by the COVID-19 pandemic. However, despite the improvement of the securitization markets and the increase in lending activity, we believe challenges remain.

The hospitality and retail sectors are among those that have been most negatively impacted by the economic downturn related to the COVID-19 pandemic. However, with reduced restrictions and increased vaccination rates in the United States, retail sales and leisure travel have experienced improvement during the second quarter of 2021, while business travel remains at levels significantly lower than prior to the COVID-19 pandemic. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity does not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or central business district markets. As vaccination rates increase and companies re-evaluate their work-from-home policies, there should be increased clarity on the demand for office properties. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term due to the stability of cash flows and the liquidity available from government sponsored enterprises, such as Fannie Mae or Freddie Mac; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions will have on the sector and how rent collections will be impacted. Industrial properties continue to perform well and benefit from the shift in consumers’ behavior to increased levels of e-commerce, which accelerated during the COVID-19 pandemic. Lastly, competition among lenders has caused alternative lenders, like us, to expand their loan portfolios to include certain asset types within these asset classes, such as data centers, manufactured housing, cold storage and self-storage, to achieve favorable yields on high quality properties that have been and may continue to be less susceptible to the impact of the COVID-19 pandemic.

The longer-term impact of the COVID-19 pandemic is still uncertain. However, we believe that as the U.S. economy continues to improve and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.

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
The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in LIBOR. Based on our loan portfolio at June 30, 2021, LIBOR was 0.08% and would have to exceed the floor established by any of our loans, which currently range from 0.50% to 2.49%, to realize an increase in interest income from increases in LIBOR.
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
Size of Portfolio. The size of our loan portfolio, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our loan portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our loan portfolio. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our loan portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments. Excepting the pending Merger, we believe our growth is limited by our ability to obtain additional cost-effective capital.
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
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. We have been limited in our ability to access cost-effective capital and, as a result, we have limited capital to invest. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is significant, negative and sustained for an extended period, we expect that we may continue to be challenged in accessing capital, and we may continue to be challenged in accessing capital even if the financial markets are not negatively impacted by the COVID-19 pandemic for an extended period or otherwise. Our sources of cash flows include payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item IA, "Risk Factors" of our Annual Report.
Pursuant to our Master Repurchase Agreement, we may sell to, and later repurchase from, Citibank floating rate mortgage loans and other related assets, or purchased assets. The initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset's real estate collateral. Citibank has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points. If LIBOR is no longer available as a base rate, the replacement base rate shall be SOFR, or if SOFR is not available, such other rate as may be determined by Citibank in accordance with the terms of our Master Repurchase Agreement, plus a premium of basis points that approximates the existing interest rate as calculated in accordance with LIBOR. As of June 30, 2021, the maximum amount available for advancement under our Master Repurchase Facility was $213,482, of which we had a $156,167 aggregate outstanding principal balance, and the weighted average interest rate of advancements under our Master Repurchase Facility was 2.18% for the six months ended June 30, 2021. Our Master Repurchase Facility is scheduled to expire on November 6, 2022. For further information regarding our Master Repurchase Facility, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$10,521	$8,875
Net cash provided by (used in):
Operating activities	2,727	2,931
Investing activities	45,288	(34,805)
Financing activities	(50,168)	33,632
Cash, cash equivalents and restricted cash at end of period	$8,368	$10,633

The decrease in cash provided by operating activities was primarily the result of a decrease in net income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by favorable changes in working capital. The increase in cash provided by investing activities was primarily due to the repayment of two loan investments, a decrease in loan origination activity and additional fundings on our existing loan investments during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to the repayment of outstanding balances under our Master Repurchase Facility and the payment of a one-time cash distribution to our common shareholders to satisfy our 2020 REIT distribution requirements during the six months ended June 30, 2021.
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
Distributions
During the six months ended June 30, 2021, we paid distributions to our common shareholders aggregating $5,232, or $0.63 per common share, using cash on hand. For further information regarding distributions, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 15, 2021, we declared a quarterly distribution for the second quarter of 2021 payable to our common shareholders of record as of July 26, 2021 of $0.10 per common share, or approximately $831 in aggregate. We expect to pay this distribution on or about August 19, 2021.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$9,085	$6,660	$2,425	$—	$—
Principal payments on Master Repurchase Facility (2)	156,167	122,383	33,784	—	—
Interest payments (3)	2,151	1,879	272	—	—
	$167,403	$130,922	$36,481	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individual commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2021 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2021 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then purchased assets and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then purchased asset, we are required to pay Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of Citibank relating to such purchased asset.
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
As of June 30, 2021, we had a $156,167 aggregate outstanding principal balance under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow Citibank to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of June 30, 2021, we believe we were in compliance with all the covenants and other terms under our Master Repurchase Agreement and, to date, Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, as noted earlier in this Quarterly Report on Form 10-Q, we entered into the Merger Agreement with RMRM pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. For further information about these and other such relationships and related person transactions, see Notes 1, 7 and 8 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated April 26, 2021, our Annual Report, our Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Floating Rate Investments
As of June 30, 2021, our loans held for investment had an aggregate principal balance of $236,944 and the weighted average maximum maturity of our loan portfolio was 2.2 years, assuming all borrower loan extension options have been exercised, which options are subject to the applicable borrower meeting certain conditions. All our loans held for investment were made in U.S. dollars and earn interest at LIBOR plus a premium. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR. As LIBOR decreases, our risk is partially mitigated by interest rate floor provisions in our loan agreements with borrowers. In addition, upon repayment from our borrowers we are vulnerable to decreases in interest rate premiums due to market conditions at the time any such repayment proceeds are reinvested.
Floating Rate Debt
At June 30, 2021, our floating rate debt obligations consisted of $156,167 in outstanding borrowings under our Master Repurchase Facility. Our Master Repurchase Facility matures in November 2022, subject to early termination as provided for in our Master Repurchase Agreement.
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

The table below details the impact, based on our assets and liabilities as of June 30, 2021, on our interest income and interest expense of an immediate increase or decrease of 100 basis points in LIBOR, the applicable interest rate benchmark:

	Principal Balance as of June 30, 2021	Interest Rate Per Year (1)	100 Basis Point Increase	8 Basis Point Decrease (2)
Assets (Liabilities) Subject to Interest Rate Sensitivity:
Loans held for investment	$236,944	5.61%	$58	$—
Master Repurchase Facility	(156,167)	2.00%	(1,562)	120
Total change in net income from investments			$(1,504)	$120

Annual earnings per share impact (3)			$(0.18)	$0.02
(1)Weighted based on interest rates and principal balances as of June 30, 2021.
(2)Our loan agreements with borrowers include interest rate floor provisions which set a minimum LIBOR for each loan. These floors range from 0.50% to 2.49% and the portfolio weighted average was 1.94% as of June 30, 2021. As a result, our interest income will increase if LIBOR exceeds the floor established by any of our investments, and as LIBOR further decreases below the floor established for any of our investments, our interest income will not be impacted. We do not currently have a LIBOR floor provision relating to any of the outstanding balances under our Master Repurchase Facility and as a result our interest expense will increase as LIBOR increases and will decrease as LIBOR decreases. The above table illustrates the incremental impact on our annual income from investments, net, due to hypothetical increases and decreases in LIBOR of 100 basis points, taking into consideration our borrowers' interest rate floors as of June 30, 2021. The hypothetical 100 basis point increase in LIBOR used in the analysis above does not result in any increase in interest we would receive from our loans held for investment because the increased rate would not exceed the current interest rate floor provision. The hypothetical 100 basis point decrease in LIBOR has been limited in the analysis to 8 basis points to result in a LIBOR rate of 0.00%. The results in the table above are based on our current loan portfolio and debt outstanding at June 30, 2021 and a LIBOR rate of 0.08%. Any changes to the mix of our investments of debt outstanding could impact this interest rate sensitivity analysis and this illustration is not meant to forecast future results.
(3)Based on weighted average number of shares outstanding (diluted) for the three months ended June 30, 2021.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The likelihood that we will complete the Merger;
•Our expectation that our shareholders will benefit from the Merger;
•The risks associated with the ability to consummate the Merger and the other Transactions;
•The risk that the anticipated benefits from the Merger may not be realized or may take longer to realize than expected, including as a result of the failure to obtain the required approvals of our and RMRM's shareholders;
•Unexpected costs or unexpected liabilities that may arise from the Merger or the other Transactions, whether or not completed;
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the failure to satisfy the closing conditions;
•The duration and severity of the COVID-19 pandemic and its impact on us and our borrowers, and their ability and willingness to fund their debt service obligations to us;
•Our expectations about our borrowers’ business plans and their abilities to successfully execute them;
•Our expectations regarding the diversity and other characteristics of our loan portfolio;
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist;
•Our expectations of the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period;
•Our belief that certain financing sources for CRE lending will increase and provide them with increased liquidity;
•Our belief that we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets;
•Our ability to obtain additional cost-effective capital to enable us to make additional investments or to increase our potential returns, including by using available leverage;
•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions;
•Our operating and investment targets, investment and financing strategies and leverage policies;
•Our expected operating results;
•The amount and timing of cash flows we receive from our investments;
•The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy;
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;
•The origination, extension, exit, prepayment or other fees we may earn from our investments;
•Yields that may be available to us from mortgages on middle market and transitional CRE;
•The duration and other terms of our loan agreements with borrowers;

•The credit qualities of our borrowers;
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•Our projected leverage;
•The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing;
•Our qualification for taxation as a REIT;
•Our ability to maintain our exemption from registration under the Investment Company Act;
•Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances;
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally; and
•Regulatory requirements and the effect they may have on us or our competitors.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flows, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,
•Competition within the CRE lending industry,
•Changes in the availability, sourcing and structuring of CRE lending,
•Defaults by our borrowers,
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•We have a limited operating history, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our distribution rate is set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings and Adjusted Distributable Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our

Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased or decreased and we can provide no assurances as to the rate at which future distributions will be paid,
•Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,
•Our belief that there will be strong demand for alternative sources of CRE debt capital as the U.S. economy continues to improve and returns to a more stable state may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•Certain of our borrowers were significantly negatively impacted by the COVID-19 pandemic and they and other of our borrowers may be negatively impacted by the COVID-19 pandemic in the future. As a result, we may not have sufficient capital to meet our required commitments to Citibank if our borrowers default on their obligations owed to us or the values of the collateral underlying our loans decline below required levels or otherwise,
•Our actions to actively manage our investments to minimize the impact of the economic challenges imposed by the COVID-19 pandemic may not succeed or any success they may have may not help us avoid realizing negative impacts resulting from economic challenges that may be imposed by the COVID-19 pandemic in the future, including with respect to our liquidity and financial results,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Although, to date, Citibank has not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Facility, it may do so in the future in accordance with our Master Repurchase Agreement,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•Our ability to obtain additional financing advancements under our Master Repurchase Facility is contingent upon our making additional advancements to our existing borrowers or our ability to effectively reinvest any additional capital, including any loan repayment proceeds, that we may obtain or receive. However, we cannot be sure that we will be able to obtain additional capital or additional financing advancements under our Master Repurchase Facility. It may take an extended period for us to reinvest any additional capital we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,

•We believe that the market price for our common shares may need to increase to approximately book value for us to practically obtain additional capital in the public market. We believe this because of expected negative market reactions, among other reasons, if we were to complete an equity offering at a price that is below approximately book value. However, we are not prohibited from selling our common shares at less than book value and could do so if we determined it to be in our interests,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the Investment Company Act imposes limits on our operations, and we may fail to remain exempt from registration under the Investment Company Act,
•Our failure to remain qualified for taxation as a REIT could have significant adverse consequences,
•Although we have entered into the Merger Agreement and we expect the Merger to close during the third quarter of 2021, the closing of the Merger is subject to the satisfaction or waiver of conditions, including the receipt of requisite approvals by our and RMRM’s shareholders. We cannot be sure that any or all these conditions will be satisfied or waived. Accordingly, the Merger may not close when expected or at all, or the terms of the Merger and the other Transactions may change,
•This Quarterly Report on Form 10-Q states that the Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended to each of our and RMRM’s board of trustees by special committees of our and RMRM’s board of trustees, respectively, each consisting solely of our and RMRM’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and RMRM’s independent trustees and by our and RMRM’s board of trustees, and that Citigroup Global Markets Inc. and UBS Securities LLC acted as a financial advisor to each of the special committees of our and RMRM’s board of trustees, respectively. Despite this process, we have been subject to, and could be subject to additional, claims challenging the Merger and the other Transactions or our entry into the Merger Agreement and related agreements because of the multiple relationships among us, RMRM, TRA, RMR LLC, RMR Inc. and their related persons and entities or other reasons, and defending even meritless claims could be expensive and distracting to management.
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

Part II. Other Information
Item 1. Legal Proceedings

Information regarding legal proceedings and claims is included in Note 12 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

At the Effective Time, each of our common shares (other than any shares owned by us or RMRM or our or their respective wholly owned subsidiaries and in each case not held on behalf of third parties) outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52 of one newly issued RMRM Common Share (subject to adjustment pursuant to the Merger Agreement), with cash paid in lieu of fractional shares, or the Merger Consideration. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the RMRM Common Shares. Changes in the market price of the RMRM Common Shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. The market price of our common shares and the RMRM Common Shares may change as a result of a variety of factors (many of which are beyond our and RMRM’s control), including the following:

•market reaction to the announcement of the Merger, the Merger Share Issuance and the other Transactions and the prospects of the combined company;

•changes in the respective businesses, operations, assets, liabilities, financial position and prospects of us or RMRM, or in the market’s assessments thereof;

•changes in the operating performance of us or RMRM or similar companies;

•changes in market valuations of similar companies;

•market assessments of the likelihood that the Merger and the other Transactions will be completed;

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

Changes in the market price of the RMRM common shares prior to the consummation of the Merger and the other Transactions will affect the market value of the Merger Consideration. The market price of the RMRM Common Shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the date of our special meeting and the RMRM special meeting, each currently scheduled to be held on September 17, 2021. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of the RMRM Common Shares that our shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:

•if the market price of the RMRM Common Shares increases between the date the Merger Agreement was signed or the date of our special meeting or the RMRM special meeting and the closing of the Merger, our shareholders will receive RMRM Common Shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the RMRM special meeting, respectively; and

•if the market price of the RMRM Common Shares declines between the date the Merger Agreement was signed or the date of our special meeting or the RMRM special meeting and the closing of the Merger, our shareholders will receive a number of RMRM Common Shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the RMRM special meeting, respectively.

The Merger is subject to the satisfaction or waiver of conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger and the other Transactions could have material and adverse effects on us and RMRM.

The consummation of the Merger and the other Transactions is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of the approval of the Merger by our shareholders and the receipt of the approval of the Merger Share Issuance by RMRM’s shareholders. These conditions make the completion, and the timing of the completion, of the Merger uncertain. In addition, either we or RMRM may terminate the Merger Agreement if the Merger is not completed by December 31, 2021, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.

We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger or certain of the other Transactions are not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•we will be required to pay our costs relating to the Merger and the other Transactions, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•if the Merger is terminated under certain circumstances, we may be required to pay a termination fee to RMRM;

•the time and resources committed by our management to matters relating to the Merger and the other Transactions could otherwise have been devoted to pursuing other opportunities; and

•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger and the other Transactions will be completed.

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

Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of our common shares and our future business and financial results.

The Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, or is completed on different terms from those contemplated by the Merger Agreement, RMRM and TRMT could be adversely affected and subject to a variety of risks associated with the failure to consummate the Merger, or to consummate the Merger as contemplated by the Merger Agreement, including the following:

•our shareholders may be prevented from realizing the anticipated benefits of the Merger;
•the market price of our common shares could decline significantly;
•reputational harm due to the adverse perception of any failure to successfully consummate the Merger;
•incurrence of substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the attention of our management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Merger.

Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger on terms other than those contemplated by the Merger Agreement, or if the Merger is not completed, could materially adversely affect the business, financial results and market price of our common shares.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or RMRM, or could result in any competing proposal's being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict the ability of us and of RMRM to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or RMRM. In addition, we and RMRM generally each has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing "superior proposal" (as defined in the Merger Agreement) that may be made to the other party before our or RMRM’s board of trustees, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. In addition, we have no right to terminate the Merger Agreement prior to receipt of the approval of the Merger by TRMT shareholders in order to enter into a definitive agreement with respect to a superior proposal. Furthermore, upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we or RMRM may be required to pay the other party a termination fee equal to $2.156 million, plus reasonable fees and expenses.

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

Our and RMRM’s management agreement with TRA contain provisions that could discourage a potential competing acquirer of either us or RMRM, or could result in any competing proposal's being at a significantly lower price than it might otherwise be.

The termination of our or RMRM’s management agreement with TRA may require us or RMRM, as applicable, to pay a substantial termination fee to TRA. TRA has agreed to waive its right to receive payment of the termination fee due under its management agreement with us upon the termination of that agreement when the Merger is consummated. This waiver by TRA applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or RMRM’s management agreement with TRA substantially increase the cost to us and RMRM of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or RMRM from considering or proposing such an acquisition or could result in any competing proposal's being at a significantly lower price than it might otherwise be.

TRA’s ownership of our common shares and its voting agreement could discourage a potential competing acquirer of us.

TRA owned approximately 19.2% of our common shares outstanding as of July 14, 2021, the record date established by our Board of Trustees for our special meeting of shareholders, or the Record Date, and has significant influence over the outcome of the proposals voted on at our special meeting of shareholders scheduled to be held on September 17, 2021, and pursuant to the voting agreement entered into by TRA and RMRM contemporaneously with the execution of the Merger Agreement, TRA has agreed to vote in favor of the Merger at our special meeting of shareholders. TRA’s significant ownership of us as of the Record Date may discourage a potential competing acquirer of us, including transactions in which our shareholders might otherwise receive a premium for their common shares that may reflect a premium or implied value greater than the value our shareholders would receive in the Merger and the other Transactions.

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

The ownership interests of our and RMRM’s shareholders will be diluted by the consummation of the Merger, and our shareholders will exercise less influence over management than they exercised before the Merger.

Our shareholders have the right to vote in the election of our Board of Trustees and on certain other matters affecting us, as specified in our declaration of trust, and RMRM shareholders have the right to vote in the election of the RMRM board of trustees and on certain other matters affecting RMRM, as specified in RMRM's declaration of trust. As a result of the Merger, our shareholders will have an ownership stake in RMRM that is smaller than their current stake in us and the ownership position of existing RMRM shareholders will decrease. Upon consummation of the Merger, based upon the number of our common shares and the RMRM Common Shares outstanding as of the date of the Merger Agreement, we estimate that the RMRM shareholders immediately prior to the Merger (in their capacities as such) will own approximately 70% of the RMRM Common Shares outstanding immediately after the Merger and our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 30% of the RMRM Common Shares outstanding immediately after the Merger, in each case without taking into account whether any of RMRM shareholders or our shareholders were also shareholders or us or RMRM, respectively, at that time. Consequently, our shareholders may have less influence over the management and policies of the combined company after the Effective Time than they currently exercise over our management and policies of us.

Our and RMRM’s trustees and executive officers, as well as our and RMRM’s manager, TRA, may have interests in the Merger that are different from, or in addition to, the interests of our and RMRM’s shareholders generally. This may create potential conflicts of interest or the appearance of such conflicts, which may lead to increased dissident shareholder activity, including litigation, which could result in significant costs for us and RMRM and could materially delay or prevent the completion of the Merger.

The interests of our and RMRM’s trustees and executive officers include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, and certain rights to continuing indemnification and directors’ and officers’ liability insurance for our Trustees and executive officers. The interests of our and RMRM's manager, TRA, include continuation of RMRM’s management agreement with TRA following the Merger and the potential for increased fees payable to TRA in connection with the Merger. There is a risk that these interests may influence the trustees and executive officers and TRA to support the Merger.

The interests of TRA and our and RMRM’s trustees and executive officers in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other related dissident shareholder activity. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or RMRM or our respective trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits seeking to enjoin or prevent the Merger or the other Transactions or obtain other relief which may delay or prevent the completion of the Merger or the other Transactions have been, and additional lawsuits may be, commenced, which may result in us or RMRM incurring substantial costs or the completion of the Merger or the other Transactions being materially delayed or prevented.

Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiffs seeking to enjoin or prevent the transaction or obtain other relief. As of July 16, 2021, four lawsuits have been filed by purported shareholders of us and RMRM in connection with the Merger and other Transactions. The plaintiffs generally assert claims under Section 14(a) and Section 20(a) of the Exchange Act, contending that the registration statement on Form S-4 filed by RMRM with the SEC on June 9, 2021 containing the preliminary joint proxy statement/prospectus omitted or misrepresented material information regarding the Merger and other Transactions. We, RMRM and our respective trustees, officers and advisors may become subject to additional similar litigation with respect to the Merger or the other Transactions. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by their respective boards of trustees, to determine whether they may seek to assert claims. The filed lawsuits generally seek, and other lawsuits could seek, among other things, injunctive or other equitable relief, including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger or the other Transactions, as well as require payment of fees and other costs by the defendants. We, RMRM and any other defendant may incur substantial costs defending such lawsuits, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger or the other Transactions or in obtaining other relief, the completion of the Merger or the other Transactions may be materially delayed or prevented. RMRM's bylaws also provide that a party to such a lawsuit may require that such claims be resolved by arbitration. Plaintiffs may also challenge such arbitration provisions, which may result in additional costs and distractions.

Risks Relating to Taxation

RMRM may incur adverse tax consequences if we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes.

If we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, RMRM, as the surviving entity, may inherit significant tax liabilities and could lose its qualification for taxation as a REIT should our disqualifying activities continue after the Merger. Even if RMRM retains its qualification for taxation as a REIT, if we do not qualify for taxation as a REIT for a taxable year before the Merger or for the taxable year that includes the Merger and if no relief is available, RMRM will face serious tax consequences that could substantially reduce its cash available for distribution to its shareholders because:

•RMRM, as successor by merger to us, will inherit any of our corporate income tax liabilities, including penalties and interest;

•RMRM would be subject to tax on the built-in gain on each asset of ours existing at the Effective Time if RMRM were to dispose of an asset of ours during the five-year period following the Effective Time; and

•RMRM, as successor by merger to us, will inherit any of our earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service, or the IRS) to eliminate any earnings and profits accumulated by us for taxable periods for which we did not qualify for taxation as a REIT.

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

In addition, upon consummation of the Merger, our shareholders and RMRM shareholders will own RMRM Common Shares, and RMRM will operate an expanded business with a different mix of risks and liabilities. Our current shareholders and current RMRM shareholders may not wish to continue to invest in RMRM as the combined company, or for other reasons may wish to dispose of some or all of their RMRM Common Shares. If, following the Effective Time, large amounts of RMRM Common Shares are sold, the price of RMRM Common Shares could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2021	8,589	$6.07	—	$—
Total	8,589	$6.07	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of our former Trustee and officer and from a former officer and employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company effective September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
3.2	Amended and Restated Bylaws of the Company dated September 14, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on August 3, 2017, File No. 333-219205.)
10.1	Amended and Restated Tremont Mortgage Trust 2017 Equity Compensation Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2021.)
10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT MORTGAGE TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: July 27, 2021

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 27, 2021